Form 10-K
period 1995-01-28
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1995-05-19
CIK 109378

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

                             FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended January 28, 1995

                    Commission File No. 0-1391

             ZIONS COOPERATIVE MERCANTILE INSTITUTION
        (Exact name of registrant as specified in charter)
                Utah                         87-0196220
  (State or other jurisdiction of
  (I. R. S. Employer
   incorporation or organization)
  Identification Number)


  2200 South 900 West, Salt Lake City, Utah               84137
  (Address of principal executive offices                (Zip Code)

  Registrant's telephone number, including area code 801-579-6179

   SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                               None

   SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

          Capital Stock - $.001 par value; outstanding at April 14, 1995, 2,149,851 shares.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.   Yes X   No __

  Aggregate market value at April 14, 1995 of the voting stock held by non-affiliates of the Registrant was $21,767,241.

                DOCUMENTS INCORPORATED BY REFERENCE

  (1) The Registrant's Annual Report to Stockholders for the year ended January 28, 1995 (Part II).

  (2) The Registrant's 1995 Proxy Statement (Notice of Annual Meeting of Shareholders to be held May 24, 1995) pursuant to Regulation 14A (Parts I and
    III).

PART I

ITEM  1.      BUSINESS.

       (a) Zions Cooperative Mercantile Institution (Registrant) was organized as a Utah Corporation in 1868 and was the first full-line department store in the United States. Notwithstanding the Registrant's name, the Registrant does not operate as a cooperative on a non-profit basis. The Registrant is in the retail line of business: operating both full-line, conventional department stores, men's and women's ready to wear, specialty and outlet stores. The full-line stores are located in downtown Salt Lake City and Ogden, Utah and in regional shopping centers in the suburban Salt Lake City, Orem, Logan, Sandy, Layton, and St. George, Utah areas and in Pocatello and Idaho Falls, Idaho. The specialty and outlet stores are located in Provo, Utah; Mesa, Arizona; and St. George, Utah. During the year ended January 31, 1993, ZCMI closed stores located in Scottsdale, Arizona and Las Vegas, Nevada. During the year ended January 29, 1994, ZCMI closed its store located in Phoenix, Arizona. During the year ended January 28, 1995, ZCMI closed its Superstition Springs store located in Mesa, Arizona. The Registrant is one of the major tenants with full-line stores in six suburban regional shopping centers in Utah.

       (b) Not applicable as Registrant operates one line of business as previously described.

       (c) (1)   (i)     No department or class accounted for 10% or more of
                   revenue in any of the last three fiscal years.

              (ii)  through (iv)   Not applicable

              (v)   The business of the Registrant follows the seasonal
                   pattern of full-line department stores.

              (vi)  The Registrant offers to sell on the basis of cash, bank credit card, option charge account, third party credit cards, or layaway. The option charge account is a typical revolving charge account with finance charges assessed on the unpaid balance at 1-1/2% per month.

                 Registrant's sales made on credit vary by store but range
                   from approximately one-third to one-half of sales at each department store location.

              (vii) through (ix)  Not applicable

              (x)   Substantial competition is found in all store locations
                   from other full-line, conventional department stores, chain department stores, discount stores, and specialty stores.

              (xi)  and (xii)  Not applicable

              (xiii)     At year end the Registrant had 2,602 employees
                   (full-time equivalent), an increase of two from the prior year.

       (d) The Registrant has no operations in any foreign country, nor does the Registrant have any sales nor obtain revenue from any foreign country. The Registrant's operations are limited to the States of Utah, Arizona, and Idaho.

ITEM  2.      PROPERTIES.

       The Registrant owns or leases eleven major retail department stores in the States of Utah and Idaho as follows:

       Downtown Salt Lake City, Utah, a store of approximately 331,000 square feet on the same site as and part of a large downtown covered shopping mall with parking for 2,300 cars. The move into the facility was completed in 1976. The store was completely remodeled over a two year period ended December 31, 1992. This building is considered adequate for present needs. The lease on this facility, which is recorded as a capital lease, will expire in 2016.

       Suburban store in Cottonwood Mall, 4835 Highland Drive, Salt Lake City,
         Utah erected in 1962 containing approximately 150,000 square feet on two levels. In 1978 a third level was added to the facility, increasing the total space of the store to 220,000 square feet. The first and second floors of the store were completely remodeled during 1979. The first floor was again partially remodeled and the second floor partially remodeled, adding 30,000 square feet during the year ended January 28, 1995. This building is considered adequate for present needs. The operating lease expires February 1, 2012.

       Downtown Ogden, Utah, is an owned, four-level, 154,000 square foot building erected in 1967. In mid 1979, the Company added an additional 20,000 square feet. The store was completely remodeled during 1980. This building was sold during the year ended January 28, 1995 and the store location was moved across Washington Boulevard to the Ogden City Mall. The mall location contained approximately 135,000 square feet on two levels. The building is considered adequate for present needs. The operating lease expires September 2004.

       Suburban store in Valley Fair Mall, 3601 South 2700 West, Salt Lake
         City, Utah is a one-level store of approximately 105,000 square feet erected in 1970. This store is one of the main anchor tenants of the mall. The store was partially remodeled during the year ended January 29, 1994. This building is considered adequate for present needs. The operating lease expires September 30, 2000.

       Suburban store in University Mall, 1300 South State Street, Orem, Utah is an owned, three-level store of approximately 163,000 square feet. Provisions have been made to enable the store to expand to 225,000 square feet on three levels when necessary. The store is one of four major anchor stores for the mall. This building is considered adequate for present needs.

       Suburban store in Cache Valley Mall, 1400 North Main Street, Logan, Utah is a one-level store of approximately 61,000 square feet. The store is one of three major anchor stores of the mall. This building is considered adequate for present needs. The operating lease expires May 1, 2001.

       Suburban store in Layton Hills Mall, l400 North Hill Field Road, Layton,
         Utah is a two-level store of approximately 121,000 square feet. The store is one of three major anchor stores of the mall. This building is considered adequate for present needs. The second floor was partially remodeled during the year ended January 28, 1995. The operating lease expires December 22, 2003.

       Suburban store in Pine Ridge Mall, 4235 Yellowstone Avenue, Chubbuck,
         Idaho is a two-level store of approximately 123,000 square feet. The store is one of three major anchor stores of the mall. This building is considered adequate for present needs. The operating lease expires July 28, 2006.

       Suburban store in Grand Teton Mall, 2420 East 17th Street, Idaho Falls,
         Idaho is a two-level store of approximately 123,000 square feet. The store is one of three major anchor stores of the mall. This building is considered adequate for present needs. The operating lease expires July 31, 2009.

       Suburban store in South Towne Center, 10600 South 110 West, Sandy, Utah is a two-level store of approximately 200,000 square feet. The store is one of three major anchor stores of the center. This building is considered adequate for present needs. The operating lease expires July 31, 2011.

       Suburban  store in Red Cliffs enclosed mall, 1720 East Red Cliff Drive,
         St. George, Utah is a one level store of approximately 40,000 square feet. The store is one of three major anchor stores for the mall. This building is considered adequate for present needs. The operating lease expires July 5, 2015.

       The Registrant leases six retail, specialty, department stores in the states of Utah and Arizona as follows:

       Suburban specialty store in Fashion Place Mall, 6253 South State Street,
         Murray, Utah is a one-level store of approximately 26,000 square feet. This building is considered adequate for present needs. The operating lease expires August 1, 1998.

       Suburban specialty store in Foothill Village, 1420 Foothill Boulevard,
         Salt Lake City, Utah is a one-level store of approximately 25,000 square feet. The building is considered adequate for present needs. The operating lease expires August 3, 1998.

       Suburban outlet store in East Bay Strip Center, 1221 University Avenue,
         Provo, Utah is a one-level store of approximately 25,000 square feet. The store is one of three major anchor stores for the mall. This building is considered adequate for present needs. The operating lease expires February 28, 2000.

       Suburban outlet store in Tri-City enclosed mall, 1989 West Main, Mesa,
         Arizona is a one-level store of approximately 25,000 square feet. The store is one of three major anchor stores for the mall. ZCMI plans to close this store in the year ending February 3, 1996. The operating lease expires February 25, 2000.

       Downtown specialty store in St. George, Utah, a store specializing in home furnishings The store contains 30,000 square feet and is considered adequate for present needs. The operating lease expires May 1, 1995.

       The Registrant also leases a corporate headquarters/service center building in Salt Lake City, Utah, for its central office functions and for the receiving, marking, and distribution of all materials for sale in the Company's stores. This building comprising 343,000 square fee was completed and occupied in April 1975 and is considered adequate for present needs. During the two years ended January 31, 1992, ZCMI upgraded its distribution system and increased capacity approximately 34,000 square feet by adding two mezzanine floors. The lease, which is recorded as a capital lease, expires August 1, 2015. Two additional small warehouses are leased for storage of display and other items, comprising approximately 12,000 square feet in total. The operating lease expires October 31, 1998.

ITEM  3.      LEGAL PROCEEDINGS.

       There were no pending legal proceedings of a material nature to which Registrant was subject at January 28, 1995.

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

  PART II

ITEM  5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

        Cash Dividends are declared quarterly in January, April, July and October each year.

        The range of high and low bid quotations for ZCMI's capital stock is shown below for each quarterly period during the last two years. The stock is traded on the over-the-counter market in Salt Lake City and is quoted in the local newspapers. The approximate numbers of stockholders at April 14, 1995 was 1,725.

       Quarter Year Ended:    1995           1994
           1            $ 9.00 - $ 9.25     $8.00 - $8.00
           2            $ 9.00 - $10.25     $8.00 - $9.50
           3            $10.00 - $10.25     $9.50 - $9.50
           4            $ 9.75 - $ 9.88     $9.25 - $9.50

ITEM  6.      SELECTED FINANCIAL DATA.

  Selected Financial Data
  (Dollars in Thousands except per share amounts)

                                1995     1994       1993     1992       1991
  Net Sales & Other Income    $244,924 $235,319  $221,830  $217,543  $205,079
  Net Income                     3,624    3,153       291        77       522
  Total Assets                 144,630  135,947   128,635   128,113   123,993
  Long-Term Debt                50,974   40,368    47,214    41,584    44,527
  Per Share Amounts:
   Earnings                       1.69     1.46      0.13      0.04      0.24
   Dividends                      0.60     0.60      0.60      0.60      0.60
   Book Value                    24.91    23.92     22.92     23.39     23.95

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  OVERVIEW OF 1994

  ZCMI achieved a second consecutive year of impressive sales gains and profitability during 1994. As shown below, overall sales increased 4.1 % for the year ended January 28, 1995, compared to a 6.3% increase for fiscal 1993 and a 1.9% increase for fiscal 1992. Comparable store locations which were open for the full fiscal year in the three comparable years had overall sales increases of 4.3% for the year ended January 28, 1995 compared to 6.4% for the year ended January 29, 1994 and 2.9% for the year ended January 31, 1993. These increases came as a result of continuing economic stimulus in Utah markets, and despite increasing competition in the company's market areas, and without a strong market nationally in ready to wear clothing areas.

  Sales
     Year ended:        January 28,      January 29,         January 31,
                            1995            1994               1993
  Total sales            $237,357,400   $228,006,300        $214,540,400
  Comp. store sales       236,950,500    227,252,500         213,579,500
  Other Income              7,566,190      7,312,600           7,289,800
  Net Income                3,624,251      3,152,874             291,002
  Total Sales % Inc.          4.1%            6.3%               1.9%
  Comp. store sales % inc.    4.3             6.4                2.9
  Other Inc. % inc.           3.5             0.3                4.3
  Net Income per share       $1.69           $1.46              $0.13

  Other income has increased by 3.5% for the year ended January 29, 1995 as
  compared to 0.3% increase in the year ended January 29, 1994.   Other income
  is primarily interest income from customer accounts and deferred gross profit from the sales of furniture, fixtures, and equipment. Interest income has been growing smaller as result of continuing pressures for lower interest rates on credit and as customers pay accounts quicker to avoid interest charges. Other income from this source increased slightly because of the size of the increase in credit balances from credit sales. An analysis of the average percent of total credit balances paid and annual turnover of credit
  balances is shown below.   Deferred gross profit increased other income as a
  result of accounting changes which changed the recognition of this income from a credit to operating expenses during part of the fiscal year ended January 29, 1994 to recognizing all deferred gross profit in other income during the fiscal year ended January 28, 1995. Net Income increased as a result of items covered in the analysis of operation below.

  Analysis of Credit Balances

                                        1994      1993      1992
  Average Monthly Collection Percent    21.51%    21.89%    21.39%
  Annual Turnover                        2.5812    2.6268    2.5668

  The collection rate has increased from 21.39% in fiscal 1992 to 21.51% in fiscal 1994 and the annual turnover has increased from 2.57 in fiscal 1992 to 2.58 in fiscal 1994. This increase has come in spite of the fact that ZCMI extended the terms on Club Plan purchases from 12 months to 24 months during 1993 and also offered several deferred payment promotions on certain purchases for the first time in 1993. Both of these promotions raised balances while either lowering or deferring the payments from normal payment patterns.

  During the year ended January 28, 1995, ZCMI closed the Superstition Springs store in Mesa, Arizona. This store had been converted to an outlet store format during fiscal 1992, as were the stores in the now-closed Village Fair Mall in Phoenix, Arizona, the Tri-City Mall in Mesa, Arizona and the East Bay Mall in Provo, Utah. As mentioned, during the year ended January 29, 1994, ZCMI closed the Village Fair Mall store in Phoenix, Arizona. ZCMI did not
  open or close any stores during the fiscal year ended January 31, 1993.   No
  new stores are planned during the current fiscal year.

  Retailing in general continues a sluggish growth pattern in the Northeast and West Coast as economies in those areas experience slowdowns in employment and
  manufacturing.   Retailers in the South, Midwest and Rockies are experiencing better economic conditions, higher population growth rates, and resulting sales increases. These conditions are leading to increased competition, particularly in hard goods lines such as home furnishings, furniture, and electronics in Utah market areas. Sales are continuing to be flat nationally in Men's and Women's ready to wear and accessories departments both as a result of casual office wear and retrenchment in style and pricing by vendors. Also, decreases in the interest rate on debt financing for consumers provided a higher than normal amount of spendable income to be used in home furnishings purchases. This trend will slow as interest rates regain pre-1994 levels. An increasing number of vendors struggle financially to cope with squeezing margin rates on domestic goods as newer, better made imports make their presence felt in the market. The market areas for ZCMI continue an outlook for good economic conditions, particularly in the Utah markets, which are traditionally the prime markets of the Company. Our emphasis will be to continue building market share in the moderate and better price points while positioning quality opening price points with name-brand lines. This emphasis, together with superior customer service, will position ZCMI as the dominant retailer in our markets.

  ANALYSIS OF OPERATIONS

  COST OF MERCHANDISE SOLD

  Cost of merchandise sold includes the cost of merchandise and the related buying cost. Cost of merchandise sold was increased slightly to 68.1% of sales during the year ended January 28, 1995 as depicted in the chart below. This percentage compares with 67.9% during the year ended January 29, 1994 and 67.7% during the year ended January 31, 1993.

     Year ended:              January 28,    January 29,     January 31,
                                 1995           1994            1993
  Cost of Merchandise Sold    $161,672,320   $154,871,242   $145,186,900
  Costs as a percent of sales      68.1%          67.9%          67.7%

  The increase in cost of merchandise sold is a result of increases in purchases costs and markdowns, and a decrease in purchase discounts These negative increases are offset by decreased costs for shrinkage, workroom costs, and other buying costs. . The changes in factors are noted in the table below:

    Cost of Merchandise Sold Factors
          Year ended:        January 28,      January 29,    January 31,
                                 1995            1994           1993
  Cost purchases percent         55.1%           54.9%          54.0%
  Markdowns (costed)             10.7            10.4           10.6
  Shrinkage (costed)              0.3             0.5            1.0
  Discounts on invoices          (1.4)           (1.5)          (1.5)
  Workroom Costs                  1.3             1.4            1.4
  Other buying costs              2.1             2.2            2.2
  Total costs of merchandise sold68.1%           67.9%          67.7%

  Comparisons between the fiscal periods noted above are affected by several trends. Increasing costs of purchases continues to rise from manufacturer costs of business passed on to retailers. Markdowns has risen as an effect of the slowdown in ready to wear, as noted above. This is offset by a reduction of shrinkage from increased efforts in security and shrinkage programs implemented in the past three years, including the purchase of
  state-of-the-art video equipment and POS terminals.   Discounts continue to
  decrease as manufacturers seek quicker cash flow through other means, such as Electronic Data Interchange (EDI) and electronic transfer of funds. Lastly, buying costs coninue to decline as a result of the closing of the ZCMI II buying division and more efficient merchandising programs for the buying office use.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

  As shown in the chart below, selling, general and administrative expenses increased to 30.5% as a percent to sales and other income during the year ended January 28, 1995. This compares to 29.7% in the year ended January 29, 1994 and 30.6% in the year ended January 31, 1993. Expenses have increased as a result of depreciation, leases, and rental of furniture, fixture and equipment due to remodeling and expansion. These fixed asset additions are discussed below in cash flow discussions. Also, pension and health insurance expense have continued dramatic increases as the cost of providing fringe benefits to associates have increased. Expenses decreased in the year ended January 29, 1994 as a result of expense reduction efforts to control costs related to increasing sales.

  Selling, General and Administrative Expenses

          Year ended:                 January 28, January 29, January 31,
                                         1995       1994         1993
  Selling, gen. and adm. expenses     $74,782,477 $69,793,529  $67,904,462
  Expenses as a percent to sales and other income
                                        30.5%        29.7%       30.6%
  Percent increase (decrease)            7.1          2.8        (2.1)

  Selling, general and administrative expenses in the years ended January 29, 1994 and January 31, 1993 have declined as a result of a decisive move to close stores in the Village Fair Mall and Superstition Springs, as previously mentioned. As part of the continuing effort to close these unprofitable stores, $948,800 was reserved from profits in fiscal 1991 for closing costs, while $4,600,000 was reserved from current year profits during fiscal 1992 and $1,900,000 reserved from current year profits in fiscal 1993. No additional amounts were reserved during the year ended January 28, 1995.
  These amounts are considered sufficient to close all  unprofitable stores
  without any further costs.   In the lease termination agreements, ZCMI has
  guaranteed lease payments for the Pavilions and Village Fair locations. In addition, ZCMI is obligated for continuing substantially reduced lease payments in the Charleston Commons location. There are no continuing payments or guarantees from lease amendments in the Superstition Springs store closure. These guarantees and obligations are reflected in disclosure data on the financial statements. Operating expenses decreased during the year ended January 31, 1993 as a result of lower payroll costs, lower rent expense in the Cottonwood store, and lower supply costs. Bad debt expense continued to decline in both fiscal 1993 and fiscal 1992 due to a favorable economy and improved technology in equipment and software.


  FINANCIAL CONDITION

  Financial Objective

  The objectives of ZCMI's financial policy are to provide the Company and its shareholders with an improved return on investment, a solid capital structure and a degree of financial flexibility. The Company expects that funds required to finance expansion and refurbishment of existing stores and future expansions will be provided by internally generated funds, the leasing of buildings and fixtures, and by short-term and long-term debt financing.

  Management has reviewed the company's position in long-term debt as thereare indications which exist that advantages are possible in placing longer term loans now and setting interest rates at current levels. In reviewing this decision, it is still the position of ZCMI that, in view of existing favorable short-term loan rates to the company, and the needed and prudent dollar level of debt financing, short-term borrowing for working capital needs remains the most effective method of meeting the debt financing requirements of the company's financial objectives.

  Cash Flow

  Company funds generated by operations, investing and financing activities as reported in the Statement of Cash Flows are summarized below. See also Notes to Financial Statements for additional information regarding the Statement of Cash Flows.

  Net cash from operating activities in the year ended January 28, 1995 from operating activities after amortization, depreciation, and other non-cash adjustments resulted in more cash used than provided. The increase in the liability Accounts Payable provided the major cash inflow while increases in Accounts Receivable and Merchandise Inventories were the main areas of cash
  outflow.   The majority of the increase in Accounts Receivable came in the company's Extras Plan from continued customer purchases of big ticket items and special no-interest promotions offering extended repayment terms. Also, purchases made on the company's Club Plan increased as a result of the extension of repayment terms as discussed earlier. The major increase in Merchandise Inventories came in the company's hard goods divisions. Increased sales of home furnishings and decorative home items resulted in increased inventories and buying plans for future sales.


  Net cash from investing activities in the year ended January 28, 1995 were used in purchases of property, plant and equipment, which were subsequently sold and leased back to provide positive cash flows. Proceeds from the sale of the Ogden store, as noted below, provided an inflow of cash. The categories of capital expenditures are summarized below:

  Capital Expenditures
          Year ended:                 January 28,    January 29,       January 31,
                                         1995           1994              1993
  Furniture, fixtures and equipment   $2,048,757     $1,832,470        $3,508,947
  POS terminal replacement                            3,762,079
  Store remodeling and improvement     9,088,400      2,739,818
  Total Capital Expenditures         $11,137,157     $8,334,367        $3,508,947
  Property under capital lease         1,162,097                        2,492,609
  Total Additions                    $12,299,254     $8,334,367        $6,001,556

  Capital expenditures during the year ended January 28, 1995 consisted of the completion of major remodeling in the Cottonwood Mall location second floor, which was completed in the second half of the year. Also, remodeling was completed in the Layton Hills Mall second floor , which was completed in October, 1994. Lastly, the Ogden store building was sold in October, 1994 at a purchase price of $3,900,000.  This transaction generated a profit in the
  fiscal year ended January 28, 1995 of $1,373,658.   The Ogden location then
  moved across Washington Boulevard in Ogden to the Ogden City Mall. Extensive improvements to the existing location were made to accomodate the anticipated store size and some new fixturing and equipment was required. The new Ogden City Mall location was completed and opened in November, 1994.

  Capital expenditures during the year ended January 29, 1994 consisted of major remodeling projects in the Cottonwood and Valley Fair locations, replacement of POS Terminals in all locations, and software and hardware purchases for conversion of mainframe resources. POS Terminals consisting of 8 year old to 12 year old terminals were replaced with state of the art IBM 4683 terminals to upgrade customer service, UPC scanning and to allow future price
  look up capabilities.   Remodeling of the first floor in Cottonwood was
  completed in October 1993 and remodeling of certain areas of the Valley Fair store were completed in November, 1993.

  Capital expenditures during the year ended January 31, 1993 were the result of furniture, fixtures and equipment purchases. Major purchases included: telephone system replacement to allow more efficient control and use of telephone equipment; security equipment consisting of video systems and other systems to control shrinkage; and software purchases in anticipation of mainframe conversion and POS system conversion.

  Future estimated capital expenditures include normal equipment replacement estimated at $500,000 and the completion of the conversion from an IBM 4381 mainframe to an IBM AS/400 computer system is estimated to cost approximately $500,000 in total.

  It is anticipated that these capital expenditures will be financed by continuing operations and financing activities as described in financial objectives. Lines of credit, as shown in detail in the chart below, are considered adequate to fund the amounts necessary for capital expenditures, dividends and other cash needs.


  Unsecured Lines of Credit
          Year ended:          January 28,   January 29,       January 31,
                                   1995          1994             1993
  Used lines of credit         $40,307,777   $27,000,000       $18,000,000
  Unused lines of credit         8,692,223     8,000,000        20,000,000
  Total                        $49,000,000   $35,000,000       $38,000,000

  Net cash from financing activities in the year ended January 28, 1995 increased as cash was provided by long-term borrowings which was offset by payments on short-term borrowings, the pay-off of the Ogden store mortgage, dividends, and for use by both investing and operating activities as described

  As a result of the above, there was an decrease in cash and cash equivalents during the year ended January 28, 1995.

  Financial Ratios
  Liquidity and capital resources can be measured by the following ratios:

  Ratios
          Year ended:         January 28,      January 29,  January 31,
                                 1995            1994           1993
  Cash and short-term inv.    $ 2,698,893     $ 5,315,486   $ 3,204,700
  Net accounts receivable      54,678,782      52,621,267    48,961,491
  Total                       $57,377,675     $57,936,753   $52,166,191
  Total current assets        105,840,299      99,971,558    92,167,633
  Total current liabilities    35,646,878      40,171,940    27,633,742
  Quick ratio                    1.61             1.44         1.89
  Current ratio                  2.97             2.49         3.34
  Long term debt              $52,909,621     $42,215,263   $49,092,087
  Stockholders equity          53,570,680      51,092,767    49,435,594
  Total capitalization       $106,480,301     $93,308,030   $98,527,681
  Debt to Equity Ratio          98.8%            82.6%        99.3%
  Debt to Capitalization Ratio  49.7%            45.2%        49.8%
  Return on Equity               6.8%             6.2%         0.6%

  As indicated in the ratio comparisons, the quick ratio of 1.61 times for the year ended January 28, 1995 has increased from 1.44 times in the year ended January 29, 1994, mostly on the strength of increased accounts receivable balances and the decrease of short term borrowing. Accounts Receivable balances have increased as a result of special promotions of hard goods which offered exceptional terms. Short term borrowing decreased as a shift to long term borrowing. The current ratio of 2.97 times for the year ended January 28, 1995 has increased from 2.49 times for the year ended January 29, 1994. Current assets have increased both from the accounts receivable
  increase and an increase in inventories.   Accounts receivable increased as
  previously noted, while inventories have increased as noted above in the discussion on cash flow changes. The return of equity of 6.8% for the year ended January 28, 1995 increased from 6.2% for the year ended January 29, 1994 for reasons previously discussed.

  Inflation and Pension Effect

  Inflation has been in an acceptable range for the past three years and has not had a significant effect on ZCMI's sales growth. The Bureau of Labor Statistics Index decrease for the year ended January 28, 1995 was (0.5)%, compared to an increase of 1.3% in the year ended January 29, 1994 and an increase of 0.6% in the year ended January 31, 1993. However, since ZCMI uses the LIFO method for valuing inventories, the increase does have an effect on the cost of merchandise sold. The LIFO credit to cost of merchandise sold for the year ended January 28, 1995 was $804,951, compared to a charge to cost of merchandise sold of $451,855 in the year ended January 29, 1994 and a credit to cost of merchandise sold of $216,900 during the year ended January 31, 1993.

  As noted in the financial statements, actuarial estimates utilizing the discount rate of 9% were used in computing the pension expense for the year ended January 29, 1994. If the actuarial estimate had used a discount rate
  of 8%, pension expense would increase by approximately $230,000.   Actuaries
  expect that the discount rate for ZCMI would be higher than most because a) the ZCMI plan is a career-average plan rather than a final-pay plan; and b) over half of the ZCMI liabilities comes from retired participants. This results in ZCMI liabilities in the plan being much shorter in duration than the average plan, justifying the higher discount rate.

  Anticipated Effect of Pronouncements

  Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) was issued in Dec., 1990. SFAS No. 106 requires that postretirement benefits other than pensions (i.e., health care benefits) be accrued for in anticipation of an employee's retirement. The cost of these benefits is currently expensed on a pay-as-you-go basis. ZCMI's benefit program does not currently provide postretirement benefits other than pensions except as required by the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA). SFAS 106 is required to be applied for fiscal years beginning after December 15, 1992.
  As noted in the notes to the financial statements, ZCMI adopted SFAS 106 in the fiscal period ended January 31, 1994. The effects of the Statement on ZCMI were immaterial.

  Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) was issued in February, 1992. SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes which differs from the method previously required for by generally accepted accounting principles. SFAS 109 is required to be applied for fiscal years beginning after December 15, 1992, although earlier adoption is allowed. In the year adopted, the Statement permits either the restatement of prior period financial statements or the presentation of the effects of the Statement in a manner similar to the cumulative effect of a change of accounting principle. As noted in the notes to the financial statements, ZCMI adopted SFAS 109 in the fiscal period ended January 31, 1993. The effects of the Statement on ZCMI were immaterial.

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Information for response to the financial statements portion of this item is contained in the Exhibit 13 attached to this Form 10-K. Selected quarterly financial data required by this item is not furnished because ZCMI's capital stock is not quoted on the National Association of Securities Dealers Automated Quotation System.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There has been no change of accountants during the twenty-four months prior to January 28, 1995. Therefore, no response to this item is necessary.

  PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information for response to this item is contained in the 1995 Proxy
          Statement incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION.

        Information for response to this item is contained in the 1995 Proxy
          Statement incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information for response to this item is contained in the 1995 Proxy
          Statement incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information for response to this item is contained in the 1995 Proxy
          Statement incorporated herein by reference.

  PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)      1.                          Financial Statements:    Page

          Independent Auditors' Report                       *
          Balance Sheets as of January 28, 1995 and January 29, 1994        *
          Statements of Income for the Years Ended January 28, 1995,
              January 29, 1994, and January 31, 1993         *
          Statements of Stockholders' Equity for the Years Ended
              January 28, 1995, January 29, 1994, and January 31, 1993      *
          Statements of Cash Flows for the Years Ended
              January 28, 1995, January 29, 1994, and January 31, 1993      *
          Notes to Financial Statements                      *

        2.    Financial Statement Schedule:

        Independent Auditors' Report                         9
        Financial Statement Schedule for the Years Ended
            January 28, 1995, January 29, 1994, and January 31, 1993 -
            Schedule II - Valuation Accounts                10

  Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.

*     Refer to Annual Report to Stockholders for the year ended January 28,
            1995, incorporated herein by reference.

        3.    Exhibits

               Exhibit
               No.

        (3)   Articles of incorporation and by-lawsPreviously filed

     (4)     Instruments defining the rights of security
        holders, including indentures   Previously filed

     (9)     Voting Trust Agreements    None

     (10)    Material contracts         Previously filed

     (11)    Statement regarding computation of   Refer to Annual Report to
  Stockholders
        per share earnings              for the year ended January 28,
  1995
                                        incorporated herein by reference

     (12)    Statements regarding computation of ratios     Not applicable

     (13)    Annual report to stockholders   Incorporated here in by reference

     (18)    Letter regarding change in accounting principles    Not applicable

     (19)    Previously unfiled documents    None

     (22)    Subsidiaries of ZCMI       None

     (23)    Published report regarding matters
        submitted to vote of stockholders    None

     (25)    Power of attorney          None

     (29)    Information from reports furnished to state
        insurance regulatory authorities     None

        (b)  Reports on Form 8-K        None

        (c)  Refer to (a) (3) above

          (d)  Separate financial statements - not applicable



  INDEPENDENT AUDITORS' REPORT
  To the Board of Directors and Stockholders of Zions Cooperative Mercantile Institution:

  We have audited the financial statements of Zions Cooperative Mercantile Institution (ZCMI) as of January 28, 1995 and January 29, 1994, and for each of the three years in the period ended January 28, 1995, and have issued our report thereon dated April 14, 1995; such financial statements and report are included in your 1994 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of ZCMI, listed in Item 14. This financial statement schedule is the responsibility of ZCMI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





  Salt Lake City, Utah
    April 14, 1995                                 SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  (Registrant)      ZIONS COOPERATIVE MERCANTILE INSTITUTION
  By (Signature and Title)KEITH C. SAUNDERS    EXECUTIVE V.P. - CFO
  Date               April 14, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  (Signature and Title)                    Richard H. Madsen
                                           President and Director
  (Date)                                   April 14, 1995

  (Signature and Title)                    Keith C. Saunders
                                           Executive V.P., CFO, and Director
  (Date)                                   April 14, 1995

  (Signature and Title)                    R. Barry Arnold
                                           Vice President and Director
  (Date)                                   April 14, 1995

  (Signature and Title)                    L. Tom Perry
                                           Chairman of the Board, Director
  (Date)                                   April 14, 1995

  (Signature and Title)                    Patricia Madsen
                                           Director
  (Date)                                   April 14, 1995

  (Signature and Title)                    S. F. Eccles
                                           Director
  (Date)                                   April 14, 1995














  INDEPENDENT AUDITORS' CONSENT


  We consent to the incorporation by reference in this Registration Statement No. 33-1272 of Zions Cooperative Mercantile Institution on Form S-8 of our reports dated April 14, 1995, appearing in and incorporated by reference in the Annual Report on Form 10-K of Zions Cooperative Mercantile Institution for the year ended January 28, 1995.






  Salt Lake City, Utah
  April 14, 1995