Form 10-Q
period 1995-04-29
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1995-06-08
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED  April 29, 1995
                  COMMISSION FILE NUMBER 0-1391





             ZIONS COOPERATIVE MERCANTILE INSTITUTION
                        A UTAH CORPORATION

                    SALT LAKE CITY, UTAH 84137
                  TELEPHONE NUMBER 801:579-6404
          IRS EMPLOYEE IDENTIFICATION NUMBER 87-0196220




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such charter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No




Number of Shares outstanding: Common Stock  2,168,942 shares
                              Other shares, none
                                                       Form 10-Q


               ZIONS COOPERATIVE MERCANTILE INSTITUTION

                                INDEX


TITLE                                                  PAGE NO.

 Condensed Balance Sheet                                  1

 Condensed Income Statement                               3
  Three Months Ended April 29, 1995 & 1994

 Condensed Statement of Cash Flows                        4
   April 29, 1995 & 1994

 Notes to Condensed Financial Statements                  5

 Management's Discussion and Analysis of                  6
  Financial Condition and Results of Operations

 Other Information                                        8

 Signatures                                               9

                                                           Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

        CONDENSED BALANCE SHEET - APRIL 29, 1995 & JANUARY 28, 1995
                        In Thousands (000 omitted)

                          ASSETS AND OTHER DEBITS
Current Assets:                                        APRIL     JANUARY
                                                       1995        1995
    Cash and cash items                               $   608    $ 2,699
    Accounts and Notes Receivable                      48,327     56,602
    Less allowance for doubtful accounts                2,133      1,923
    Net Accounts Receivable and Notes Receivable       46,194     54,679
    Inventories:
         Finished goods - LIFO cost, retail method     47,159     44,767
         Supplies - FIFO cost                           2,063      1,645
    Prepaid Expenses                                    1,057        761

         Total Current Assets                         $97,081    104,551





Property:
    Property, plant and equipment                     $33,760    $34,429
    Less accumulated depreciation, depletion
     and amortization of property, plant and
     equipment                                         12,208     11,595
    Capital Leases, Net Accumulated Amortization
     (Note 1)                                          14,828     15,358

         Total Property                               $36,380    $38,192

Other Assets and Deferred Charges:
    Other Assets                                          294        294
    Investment in Subsidiary                              304        304

TOTAL ASSETS AND OTHER DEBITS                        $134,059   $143,341


See notes to condensed financial statements




                                                            Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

        CONDENSED BALANCE SHEET - APRIL 29, 1995 & JANUARY 28, 1995
                        In Thousands (000 omitted)


               LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                      APRIL      JANUARY
                                                       1995        1995
Current Liabilities:
    Accounts payable - trade                         $  3,292    $  6,648
    Short term borrowings - banks                      17,936      11,500
    Current portion of long-term debt                     448         146
    Current portion of obligations under capital
      leases                                            1,934       1,790
    Accrued liabilities
         Outstanding gift certificates                  1,510       1,566
         Reserve for store closings                       759         768
         Other accrued liabilities                      5,419      12,008

         Total Current Liabilities                   $ 31,298    $ 34,426


Long-Term Debt:
    Bonds, mortgages and similar debt                  26,883      30,222
    Capital Lease - Long Term Portion (Note 1)         20,194      20,752


Other Liabilities and Deferred Credits:
    Deferred Fed Income Taxes                              12          12
    Deferred Gross Profit                               4,051       4,358


Stockholders Equity:
    Capital shares                                   $ 14,602    $ 14,621
    Other stockholders equity                          37,019      38,950

         Total Stockholders Equity                   $ 51,621    $ 53,571



TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $134,059   $143,341

See notes to condensed financial statements




                                                                 Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

    CONDENSED INCOME STATEMENT THREE MONTHS ENDED APRIL 29, 1995 & 1994
                        In Thousands (000 omitted)

                                                       1995        1994

Net Sales                                            $50,447     $50,107
Cost of goods sold, direct merchandising and
  buying costs                                        34,553      34,464
Other revenues                                         1,524       1,489
Other costs and expenses applicable to other revenue       0          0
Selling, general and administrative expenses          17,298      16,402
Provision for doubtful accounts and notes                156         229
Other Income:
    Miscellaneous other income                           164         121
Income Deductions:
    Interest and amortization of debt discount and
      expenses                                           693         375
    Interest Expense on Capital Leases (Note 1)          651         638
    Miscellaneous income deductions                      398         278


Net loss before income tax expense and
  extraordinary items                               $ (1,614)   $   (669)
Income tax expense                                         0          0

Net loss before extraordinary items                 $ (1,614)   $   (669)
Extraordinary items less applicable tax                    0          0

Net Loss                                            $ (1,614)   $   (669)




Weighted average number of common shares outstanding  2,168,942  2,168,942
Earnings per common share                            $ (0.74)    $ (0.31)
Cash dividends per common share                      $  0.15     $  0.15



See notes to condensed financial statements







                                                                 Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

     CONDENSED STATEMENT OF CASH FLOWS APRIL 29, 1995 & APRIL 30, 1994
                        In Thousands (000 omitted)
                                                        April     April
                                                        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                     $(1,614)   $  (669)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                       1,168        884
    Deferred gross profit                                (307)      (299)
Deferred income taxes                                        0        0
Provision for losses on accounts receivable               156        229
Decrease (increase) in assets:
    Accounts receivable                                 8,329      6,879
    Inventories                                        (2,810)    (1,424)
    Prepaid expenses                                     (297)      (252)
    Other Assets                                            0         11
Increase (decrease) in liabilities
     Accounts payable -- trade                           (419)      (539)
    Accrued liabilities                                (6,655)    (4,176)

Net cash provided by operating activities              (2,448)       783

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment              (1,162)    (1,632)
Proceeds from sale of property, plant and equipment     1,805        414

Net cash used in investing activities                     643     (1,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings        3,500     (9,500)
Additions to long-term debt                            (3,339)     5,927
Principal payments on long-term debt obligations         (111)      (418)
   under capital leases
Stock options exercised and sales of capital stock           0         0
Purchase (Sale) of treasury stock                          (13)       60

Cash dividends                                            (322)     (321)

Net cash provided by (used in) financing activities       (286)   (4,252)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (2,090)   (4,687)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           2,699     5,315

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 608       629





              Form 10-Q



             ZIONS COOPERATIVE MERCANTILE INSTITUTION




             Notes to Condensed Financial Statements


1. The Company has non-cancellable leases covering store space which expire on various dates through 2053. Some of the leases contain provisions for additional annual lease payments based on a percentage of sales at the leased store. The leases have renewal options for additional periods ranging up to 67 years.


2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (con-sisting of only normal recurring accruals) necessary to present fairly the financial position as of April 29, 1995 and the results of operations for three months ended April 29, 1995, and 1994 and changes in financial position for three months ended April 29, 1995 & 1994.


3.  The results of operations for the three months period   ended
    April 29, 1995 are not necessarily indicative of the results to be expected for the full year.





















                                                                Form 10-Q

                  ZIONS COOPERATIVE MERCANTILE INSTITUTION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  Prospective Information:
    During the year ended January 29, 1995, ZCMI closed the Superstition
    Springs store in Mesa, Arizona. This store had been converted to an outlet store format during fiscal 1992, as were stores in the now closed
    Village Fair Mall in Phoenix, Arizona, the Tri City Mall in Mesa,
    Arizona and the East Bay Mall in Provo, Utah. ZCMI did not open any stores during the fiscal year ended January 28, 1995. No new stores are planned during the current fiscal year.

    The Company is also in the final phases of converting from a mainframe computer to a more efficient computer system. This conversion from the present IBM 4381 mainframe to an IBM AS/400 computer system is estimated to cost approximately $1,500,000 from inception to completion of the project.

    It is anticipated that these capital expenditures will be financed by internally generated funds, the leasing of fixtures, and by short-term and long-term debt.

    ZCMI has completed the remodeling projects at the Cottonwood Mall, Valley Fair Mall, and Layton Hills Mall stores. There are no further renovation projects scheduled for 1995. The Ogden store was sold during October 1994. The Ogden store is now located in Ogden City Mall, across the street from its previous location. Fixed asset expenditures for the current year are intended for the purchase of new assets and the maintenance of currently owned assets and should be approximately
    $1,000,000.

2.  Liquidity and Capital Resources:
    The quick and current ratios (1.5 and 3.1, respectively) indicate that the company's liquidity is more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the company has ($49,000,000) are more than adequate to handle the borrowing requirements for the above mentioned items.

3.  Material Changes:
    Accounts Receivable balances normally decline from prior year end balances due to customer payments on Christmas merchandise as well as the customer using a third party charge card instead of a ZCMI charge card.


                                                 (Continued on page 7)


                                                                 Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued from page 6)

    Long-term debt amortization has decreased the long-term debt while property and equipment also decreased due to the sale and lease back of previously owned assets. Inventories increased as a result of the seasonal trend in inventory levels.

4.  Interim Period Reporting:
    Comparisons between the first quarter of our fiscal year and the fourth quarter of the prior year in the department store industry are not only meaningless, but if made, could be misleading. The Company and the industry typically records about 33% of its annual sales in the fourth quarter versus about 20% in the first quarter, due to the variation in seasonal buying patterns of consumers. Variations in net income is even greater due to the relatively fixed expenses that accrue rather evenly throughout the year. As a result many retailers have net losses in the first quarter.

    Sales increased by .7% in the first quarter of 1995 over the first quarter of 1994.

    Costs of goods sold have remained steady at 68.5% for the three month period ended April 29, 1995 as compared to 68.7% for the same period for 1994. Markdowns have remained close to the same at 17.9% of sales as of April 29, 1995 as compared to 18.0% of sales on April 30, 1994.
    Selling, general, and administrative expenses have increased slightly as a percent of sales. As of April 29, 1995, they were 34.3% of sales while they were 32.7% of sales as of April 30, 1994.

    Operating expenses increased in the first quarter as a result of increased depreciation, leases, and rental of furniture, fixture and equipment due to remodeling and expansion. Also, pension and health insurance expense have continued to increase as the cost of providing fringe benefits to associates have increased. Interest expense has continued to rise as the interest rates have increased over this time last year.

5.  Store Closing Expenditures
    ZCMI decided to close several unprofitable stores in prior years beginning in the year ended January 31, 1992. Stores that have been closed include Charleston Commons, Pavilions Mall and Village Fair. The
    Superstition Springs location was also closed this past fiscal year ending January 28, 1995. As part of the effort to close unprofitable stores, $7,150,000 from profits in prior fiscal years was reserved for store closing costs. These reserves were accumulated against closing costs from store closings. As of April 29, 1995, approximately $759,300 remained in the reserve for future store closing costs.


                                                     Form 10-Q



             ZIONS COOPERATIVE MERCANTILE INSTITUTION



                  PART II. -  OTHER INFORMATION


Item 1.     Legal Proceedings.

            The Company is a party to routine legal proceedings incident to its business none of which, in the opinion of management, will have a material adverse effect on The Company's business or financial condition.

Item 2.     Changes in Securities.

            None

Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information.

    1. The Company was not required to report material or unusual charges or credits to income pursuant to item
            10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended April 28, 1995.

    2. There were no securities of the Company sold by the Company during the three months ended April 28, 1995 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

Item 6.     Exhibits and Reports on Form 8-K.

            None
















                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.








                      ZIONS CO-OPERATIVE MERCANTILE INSTITUTION





Date  June 14, 1995                    ____Keith C. Saunders________________
                      Keith C. Saunders, Secretary
                      Executive Vice President






















