Form 10-Q
period 1995-07-31
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1995-09-14
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED  July 31, 1995
                  COMMISSION FILE NUMBER 0-1391





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

                                                  Form 10-Q


                ZIONS COOPERATIVE MERCANTILE INSTITUTION

                                 INDEX


    TITLE                                                PAGE NO.


    Balance Sheet                                           1
     July 29, 1995 & January 28, 1995


    Statement of Operations                                 3
     Three Months Ended July 29, 1995 & 1994


    Statement of Operations                                 4
     Six  Months Ended July 29, 1995 & 1994


    Condensed Statement of Cash Flows                       5
     Three Months Ended July 29,1995 and July 30,1994


    Notes to Condensed Financial Statements                 6


    Management's Discussion and Analysis of the             7
     Condensed Income Statement


    Other Information                                       10


    Signatures                                              11

                                                            Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

              BALANCE SHEET - JULY 29, 1995 & JANUARY 28, 1995
                        In Thousands (000 omitted)

                          ASSETS AND OTHER DEBITS


Current Assets:                                        JULY     JANUARY
                                                       1995       1995

    Cash and short term investments                   $   551   $ 2,699
    Net Accounts and Notes Receivable                  42,142    54,679
    Inventories:
         Finished goods                                44,685    44,767
         Supplies                                       2,629     1,645

    Deferred income taxes                               1,290     1,290
    Prepaid Expenses                                      831       761

         Total Current Assets                         $92,128   105,840


Property:
    Property, plant and equipment                     $34,499   $34,429
    Less accumulated depreciation                     (12,820)  (11,595)
    Capital Leases, Net Accumulated Amortization       14,302    15,358

         Total Property - Net                         $35,981   $38,192

Other Assets                                              598       598




TOTAL ASSETS AND OTHER DEBITS                         $128,707  $144,630



See Notes to condensed financial statements









                                    -1-
                                                                Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

             BALANCE SHEET - JULY 29, 1995 & JANUARY 28, 1995
                        In Thousands (000 omitted)


               LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                        JULY    JANUARY
                                                        1995      1995
Current Liabilities:
    Accounts payable - trade                          $ 3,497   $ 6,648
    Short term borrowings - banks                       8,039    11,500
    Current portion of long-term debt                     448       146
    Current portion of obligations under capital
      leases                                            1,934     1,790
    Accrued liabilities
         Outstanding gift certificates                  1,440     1,566
         Reserve for store closings                       759       768
         Other accrued liabilities                      6,397    12,008
    Deferred gain on sale and leaseback                 1,221     1,221

              Total Current Liabilities               $23,735   $35,647

Long-Term Debt:
    Bonds, mortgages and similar debt                  31,601    30,222
    Capital Lease - Long Term Portion (Note 1)         19,636    20,752


Other Liabilities and Deferred Credits:
    Deferred Fed Income Taxes                           1.302     1,302
    Deferred Gross Profit                               2,524     3,136


Stockholders Equity:
    Capital shares                                    $14,622   $14,621
    Retained Earnings                                  35,287    38,950

         Total Stockholders Equity                    $49,909   $53,571


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $128,707  $144,630


See notes to condensed financial statements

                                                                Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

 STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED  JULY 29, 1995 & 1994
                        In Thousands (000 omitted)

                                                        1995      1994

Net Sales                                             $52,108   $48,340
Other revenues                                          1,354     1,319
Cost of goods sold, direct merchandising and
  buying costs                                        (36,072)  (33,330)
Selling, general and administrative expenses          (17,120)  (15,848)


Other Income:

Income Deductions:
    Interest and amortization of debt discount and
      expenses                                           (740)     (376)
    Interest Expense on Capital Leases (Note 1)          (655)     (638)
    Miscellaneous income deductions                      (285)     (479)


Net profit (loss) before income tax expense           $(1,410)  $  (878)
Income tax expense                                          0         0

Net profit (loss)                                     $(1,410)  $  (878)






Weighted average number of common shares outstanding  2,148,202 2,168,942
Earnings per common share                             $ (0.65)  $ (0.40)
Cash dividends per common share                       $  0.15   $  0.15




See notes to condensed financial statements

                                                                Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

   STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 29, 1995 & 1994
                        In Thousands (000 omitted)

                                                        1995      1994
Net Sales                                             $102,555  $98,447
Other revenues                                           2,878    2,808
Cost of goods sold, direct merchandising and
  buying costs                                         (70,625) (67,794)

Selling, general and administrative expenses           (34,574) (32,479)


Other Income:

Income Deductions:
    Interest and amortization of debt discount
      and expenses                                      (1,433)    (751)
    Interest Expense on Capital Leases (Note 1)         (1,306)  (1,276)
    Miscellaneous income deductions                       (519)    (502)

Net profit (loss) before income tax expense             (3,024)  (1,547)
Income tax expense                                           0        0

Net profit (loss)                                       (3,024)  (1,547)








Weighted average number of common shares outstanding  2,148,202   2,168,942
Earnings per common share                             $( 1.39)    $ (0.71)
Cash dividends per common share                       $  0.15     $  0.15






See notes to condensed financial statements

                                                                 Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

                    CONDENSED STATEMENT OF CASH FLOWS
             THREE MONTHS ENDING JULY 29, 1995 & JULY 30, 1994
                        In Thousands (000 omitted)
                                                        July       July
                                                        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                     $(3,024)   $(1,547)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                       2,306      2,046
    Deferred gross profit                                (613)      (597)
Deferred income taxes                                       0          0
Provision for losses on accounts receivable               478        701
Decrease (increase) in assets:
    Accounts receivable                                12,059     10,740
    Inventories                                          (902)    (4,561)
    Prepaid expenses                                      (71)      (124)
    Other Assets                                            0         22
Increase (decrease) in liabilities:
     Accounts payable -- trade                         (2,111)         2
    Accrued liabilities                                (5,903)    (4,722)
Net cash provided by operating activities               2,219      1,960

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment              (1,901)    (2,877)
Proceeds from sale of property, plant and equipment     1,805        414

Net cash used in investing activities                   (  96)    (2,463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings       (4,500)    (9,500)
Additions to long-term debt                             1,380      6,564
Principal payments on long-term debt & obligations
   under capital leases                                  (514)      (835)
Stock options exercised and sales of capital stock
Purchase of treasury stock                                  8        146
Sale of treasury stock
Cash dividends                                           (645)      (644)

Net cash provided by (used in) financing activities    (4,271)    (4,269)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (2,148)    (4,772)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,699      5,315

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   551    $   543

                                    -5-

                                                                     Form 10-Q



                 ZIONS COOPERATIVE MERCANTILE INSTITUTION



                  Notes to Condensed Financial Statements


1. The Company has non-cancellable leases covering store space which expire on various dates through 2016. Some of the leases contain provisions for additional annual lease payments based on a percentage of sales at the leased store. The leases have renewal options for additional periods ranging from 50 to 69 years.

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 29, 1995 and January 28, 1995 and the results of operations for the three months ended July 29, 1995 and 1994, for six months ended
    July 29, 1995, and 1994 and changes in financial position for three months ended July 29, 1995 and 1994.

3. The results of operations for the three months period ended July 29, 1995 and 1994 and the six months period ended July 29, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.






















                                    -6-

                                                         Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS

1.  Prospective Information:

    During the year ended January 28, 1995, ZCMI closed the Superstition Springs store in Mesa, Arizona. This store had been converted to an outlet store format during fiscal 1992, as were stores in the now-closed Village Fair Mall in Phoenix, Arizona, the Tri-City Mall in Mesa, Arizona and the East Bay Mall in Provo, Utah. ZCMI did not open any stores during the fiscal year ended January 28, 1995. No new stores are planned during the current fiscal year.

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

    ZCMI has completed the remodeling projects at the Cottonwood Mall, Valley Fair Mall, and Layton Hills Mall stores. There are no further renovation projects scheduled for 1995. The Ogden store was sold during October 1994. The Ogden store is now located in the Ogden City Mall, across the street from its previous location. Fixed asset expenditures for the current year are intended for the purchase of new assets and the maintenance of currently owned assets and should be approximately $1,000,000.

2.  Liquidity and Capital Resources:

    The quick and current ratios are 1.9 and 4.0, respectively for the second quarter 1995 as compared to 1.7 and 3.5 for the same time period in 1994. This indicates that the Company's liquidity is more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures.
    The lines of credit that the Company has ($53,500,000) are more than adequate to handle the borrowing requirements for the above mentioned items.

3.  Material Changes:

    Accounts Receivable balances normally decline from prior year end balances due to customer payments on Christmas merchandise as well as

                                                      (Continued on page 8)
                                    -7-

                                                                  Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENT

(Continued from page 7)

    the customer using a third party charge card instead of a ZCMI charge card.

    Funding for the increased levels of inventory has increased long-term debt while short term borrowing has greatly decreased. Inventories increased because of the seasonal trend in inventory levels.

4.  Interim Period Reporting:

    Comparisons between the second quarter of our fiscal year and the fourth quarter of the prior year in the department store industry are not only meaningless, but if made, could be misleading. The Company and the industry typically records about 33% of its annual sales in the fourth quarter versus about 20% in the second quarter, due to the variation in seasonal buying patterns of consumers. Variations in net income is even greater due to the relatively fixed expenses that accrue rather evenly throughout the year. As a result, many retailers have net losses in the second quarter.

    Sales increased by 7.8% in the second quarter of 1995 over the second quarter of 1994.

    Cost of goods sold have increased slightly to 69.22% for the three month period ended July 29, 1995 as compared to 68.94% for the same period for 1994. Markdowns have remained the same at 18.3% of sales as of July 29, 1995 as compared to the same period ending on July 30, 1994. Selling, general, and administrative expenses have increased slightly as a percent of sales. As of July 29, 1995, they were 32.85% of sales while they were 32.78% of sales as of July 30, 1994.

    For the first six months of 1995, cost of goods sold remained steady as a percent of sales at 68.9%, which is unchanged from the same time period in 1994. Selling, general, and administrative expenses increased slightly to 33.71% as a percent of sales.

    Selling, general and administrative expenses increased in the second quarter as a result of increased depreciation, leases, and rental of furniture, fixture and equipment due to remodeling and expansion. Also, pension and health insurance expense have continued to increase as the cost of providing fringe benefits to associates have increased. Interest expense has continued to rise as the interest rates have increased over this time last year. Interest income from proprietary credit cards has decreased during the first six months of the year contributing to the net loss for the year and the second quarter.


                                                      (Continued on page 9)
                                    -8-

                                                                  Form 10-Q


                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENT

(Continued from page 8)

5.  Store Closing Expenditures:

    ZCMI made a decisive move to close stores in Charleston Commons Mall in Las Vegas, Nevada and Pavilions Mall in Scottsdale, Arizona during the fiscal year ended January 31, 1992. Closing expenses during that year were $298,800. As previously mentioned, the Village Fair Mall store was closed during the fiscal year ended January 29, 1994. As part of the continuing effort to close these unprofitable stores, $650,000 was reserved from profits in fiscal 1991 for closing stores, while $4,600,000 was reserved from current year profits during fiscal 1992, and $1,900,000 reserved from current year profits in fiscal 1993. These amounts are considered sufficient to close all unprofitable stores without any further costs.

                                                          Form 10-Q



                 ZIONS COOPERATIVE MERCANTILE INSTITUTION


                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

         The Company is a party to routine legal proceedings incident to its business none of which, in the opinion of management, will have a material adverse effect on The Company's business or financial condition.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

      1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended July 29, 1995.

      2. There were no securities of the Company sold by the Company during the three months ended July 29, 1995 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                                            Form 10-Q







                                SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.




                             ZIONS COOPERATIVE MERCANTILE INSTITUTION




Date September 13, 1995      ____Keith C. Saunders____________________
                             Keith C. Saunders
                             Executive Vice President-CFO