Form 10-Q
period 1995-09-28
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1995-12-15
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTER ENDED  October 31, 1995
                  COMMISSION FILE NUMBER 0-1391





             ZIONS COOPERATIVE MERCANTILE INSTITUTION
                        A UTAH CORPORATION

                    SALT LAKE CITY, UTAH 84137
                  TELEPHONE NUMBER 801:579-6404
          IRS EMPLOYEE IDENTIFICATION NUMBER 87-0196220




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the prceding 12 months (or of such charter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No


Number of Shares outstanding: Common Stock  2,168,942 shares
                              Other shares, none

                                                        Form 10-Q





                ZIONS COOPERATIVE MERCANTILE INSTITUTION

                                 INDEX


TITLE                                                    PAGE NO.

    Condensed Balance Sheet                                 1

    Condensed Income Statement                              3
     Three Months Ended Oct 28, 1995 & Oct 29, 1994

    Condensed Income Statement                              4
     Nine Months Ended Oct 28, 1995 & Oct 29, 1994

    Statements of Cash Flows                                5
     Three Months Ended Oct 28, 1995 & Oct 29, 1994

    Notes to Condensed Financial Statements                 6

    Management's Discussion and Analysis of the             7
     Condensed Income Statement

    Other Information                                      10

    Signatures                                             11

                                                                Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

      CONDENSED BALANCE SHEET - OCTOBER 28, 1995 & JANUARY 28, 1995
                        In Thousands (000 omitted)


                          ASSETS AND OTHER DEBITS

Current Assets:                                       OCTOBER   JANUARY
                                                        1995      1995
    Cash and short term investments                   $    631  $  2,699
    Net Accounts and Notes Receivable                   43,440    54,679
    Inventories:
         Finished goods                                 56,603    44,767
         Supplies                                        2,771     1,645

    Deferred income taxes                                1,290     1,290
    Prepaid Expenses                                       787       760

         Total Current Assets                         $105,522  $105,840



Property:
    Property, plant and equipment                     $ 35,368  $ 34,429
    Less accumulated depreciation                      (13,451)  (11,595)
    Capital Leases, Net Accumulated Amortization        13,777    15,358

         Total Property                               $ 35,694  $ 38,192

Other Assets                                               598       598

TOTAL ASSETS AND OTHER DEBITS                          141,814      144,630




See notes to financial statements









                                    -1-


                                                           Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

       CONDENSED BALANCE SHEET - OCTOBER 28, 1995 & JANUARY 28, 1995
                        In Thousands (000 omitted)


               LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY


                                                      OCTOBER   JANUARY
                                                        1995      1995
Current Liabilities:
    Accounts payable - trade                          $  7,509  $  6,648
    Short term borrowings - banks                       15,035    11,500
    Current portion of long-term debt                      454       146
    Current portion of obligations under
      capital leases                                     2,238     1,790
    Accrued liabilities
      Outstanding gift certificates                      1,434     1,566
      Reserve for store closings                           759       768
      Other accrued liabilities                          7,110    12,008
Deferred gain on sale and leaseback                      1,221     1,221

         Total Current Liabilities                    $ 35,760  $ 35,647


Long-Term Debt:
    Bonds, mortgages and similar debt                   34,775    30,222
    Capital Lease - Long Term Portion (Note 1)          19,078    20,752


Other Liabilities and Deferred Credits:
    Deferred Fed Income Taxes                            1,302     1,302
    Deferred Gross Profit                                2,217     3,136


Stockholders Equity:
    Capital shares                                    $ 14,668  $ 14,621
    Retained Earnings                                   34,014    38,950
         Total Stockholders Equity                    $ 48,682  $ 53,571


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $141,814  $144,630



See notes to financial statements


                                    -2-
                                                            Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

STATEMENT OF OPERATIONS FOR THREE MONTHS ENDED OCT 28, 1995 & OCT 29, 1994
                        In Thousands (000 omitted)


                                                        1995      1994
Net Sales                                             $58,853   $59,780
Other revenues                                          1,396     1,458
Cost of goods sold, direct merchandising and
  buying costs                                        (40,836)  (41,352)

Selling, general and administrative expenses          (19,032)  (19,387)

Other Income/Expense:

    Sale of Ogden Store                                     0     1,023

Income Deductions:
    Interest and amortization of debt discount and
      expenses                                           (697)     (634)
    Interest Expense on Capital Leases (Note 1)          (654)     (638)
    Miscellaneous income deductions                        18       823


Net loss before income tax expense
  and extraordinary items                             $  (952)  $ 1,073
Income tax benefit                                          0         0

Net loss before extraordinary items                   $  (952)  $ 1,073
Extraordinary items less applicable tax                     0         0

Net Loss                                              $  (952)  $ 1,073




Weighted avg number of common shares outstanding    2,168,942   2,168,942
Earnings per common share                             ($ 0.44)   $ 0.49
Cash dividends per common share                        $ 0.15    $ 0.15




See notes to financial statements



                                    -3-
                                                          Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

 STATEMENT OF OPERATIONS FOR NINE MONTHS ENDED OCT 28, 1995 & OCT 29, 1994
                        In Thousands (000 omitted)


                                                          1995    1994
Net Sales                                             $161,408  $158,227
Other revenues
Cost of goods sold, direct merchandising and             4,274     4,266
  buying costs                                        (111,461) (109,146)

Selling, general and administrative expenses           (53,606)  (51,866)

Other Income/Expense:

    Sale of Ogden Store                                      0    1,023

Income Deductions:
    Interest and amortization of debt discount
      and expenses                                      (2,130)  (1,385)
    Interest Expense on Capital Leases (Note 1)         (1,960)  (1,914)
    Miscellaneous income deductions                       (501)    (321)

Net loss before income tax expense
  and extraordinary items                               (3,976)  (  474)
Income tax benefit                                           0       0

Net loss before extraordinary items                   $ (3,976)$ (  474)
Extraordinary items less applicable tax                      0       0

Net Loss                                              $ (3,976)$ (  474)


Weighted avg number of common shares outstanding    2,168,942    2,168,942
Earnings per common share                             $(1.83)   $ (0.22)
Cash dividends per common share                       $ 0.15    $  0.15





See notes to financial statements





                                    -4-


                                                      Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

     STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED OCTOBER 28, 1995
                            & OCTOBER 29, 1994
                        In Thousands (000 omitted)

                                                      OCTOBER   OCTOBER
                                                        1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                     $(3,976)  $  (474)
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                         3,485     3,179
  Deferred gross profit                                  (920)     (446)
Deferred income taxes                                       0         0
Provision for losses on accounts receivable               571       721
Decrease (increase) in assets:
  Accounts receivable                                  10,667     6,119
  Inventories                                         (12,962)  (12,124)
  Prepaid expenses                                        (26)     (122)
  Other assets                                              0        33
Increase (decrease) in liabilities:
  Accounts payable - trade                              4,896     5,238
  Accrued liabilities                                  (5,039)   (5,442)
Net cash provided by operating activities              (3,304)   (3,319)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment              (2,790)   (6,386)
Proceeds from sale of property,
    plant, and equipment                                1,805     4,364
Net cash used in investing activities                    (985)   (2,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings         (500)   (3,500)
Additions to (from) long-term debt                      4,553     6,192
Principal payments on long-term debt &
  obligations under capital leases                       (917)   (1,557)
Stock options exercised and sales of capital stock
Purchase of treasury stock                                 53       146
Sale of treasury stock
Cash dividends                                           (968)     (966)
Net cash provided by (used in) financing activities     2,221       315

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                 (2,068)   (5,025)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,699     5,315
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   631   $   290

                                    -5-
          Form 10-Q



             ZIONS COOPERATIVE MERCANTILE INSTITUTION




                  Notes to Financial Statements


1. The Company has non-cancellable leases covering store space which expire on various dates through 2016. Some of the leases contain provisions for additional annual lease payments based on a percentage of sales at the leased store. The leases have renewal options for additional periods ranging from 50 to 69 years.

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 28, 1995 and January 28, 1995 and the results of operations for the three months ended October 28, 1995 and October 29, 1994, for nine months ended October 28, 1995 and October 29, 1994 and changes in financial position for three months ended October 28, 1995 and October 29, 1994.

3. The results of operations for the three months period ended October 28, 1995 and October 28, 1994 and the nine months period ended October 28, 1995 and October 29, 1994 are not necessarily indicative of the results to be expected for the full year.


















                               -6-

                                                              Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS

1.  Prospective Information:

    During the year ended January 28, 1995, ZCMI closed the Superstition Springs store in Mesa, Arizona. This store had been converted to an outlet store format during fiscal 1992, as were stores in the now-closed Village Fair Mall in Phoenix, Arizona; the Tri-City Mall in Mesa, Arizona and the East Bay Mall in Provo, Utah. ZCMI did not open any stores during the fiscal year ended January 28, 1995. The Tri-City Mall store in Mesa is scheduled to close on December 23, 1995. No new stores are planned during the remainder of the current fiscal year.

    The Company is also in the final phases of converting from a mainframe computer to a more efficient computer system. This conversion from the present IBM 4381 mainframe to an IBM AS/400 computer system is estimated to cost approximately $2,500,000 from inception to completion of the project.

    It is anticipated that these capital expenditures will be financed by internally generated funds, the leasing of fixtures, and by short-term and long-term debt.

    ZCMI has completed the remodeling projects at the Cottonwood Mall, Valley Fair Mall, and Layton Hills Mall stores. There are no further renovation projects scheduled for 1995. The Ogden store was sold during October 1994. The Ogden store is now located in Ogden City Mall, across the street from its previous location. Fixed asset expenditures for the current year are intended for the purchase of new assets and the maintenance of currently owned assets and should be approximately $2,000,000.

2.  Liquidity and Capital Resources:

    The quick and current ratios are 1.3 and 3.0, respectively for the third quarter 1995 as compared to 1.3 and 2.8 for the same time period in 1994. This indicates that the Company's liquidity is more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the Company has ($53,500,000) are adequate to handle the borrowing requirements for the above mentioned items.


                                                      (Continued on page 8)




                                    -7-

                                                              Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS
    (Continued from page 7)

3.  Material Changes:

    Accounts Receivable balances normally decline from prior year end balances due to customer payments on Christmas merchandise as well as the customer using a third party charge card instead of a ZCMI charge card.

    Funding for the increased levels of inventory has increased long-term debt while short term borrowing has decreased. Inventories increased because of the seasonal trend in inventory levels.

4.  Interim Period Reporting:

    Comparisons between the third quarter of our fiscal year and the fourth quarter of the prior year in the department store industry are not only meaningless, but if made, could be misleading. The Company and the industry typically records about 33% of its annual sales in the fourth quarter versus about 20% in the third quarter, due to the variation in seasonal buying patterns of consumers. Variations in net income is even greater due to the relatively fixed expenses that accrue rather evenly throughout the year. As a result, many retailers have net losses in the third quarter.

    Sales decreased by 1.6% in the third quarter of 1995 over the third quarter of 1994. This is primarily due to increasing competition in the Salt Lake market area.

    Cost of goods sold have remained the same at 69.38% for the three month period ended October 28, 1995 as compared to the same period for 1994. Markdowns have increased slightly to 18.3% of sales as of October 28, 1995 as compared to 17.9% of sales on October 29, 1994. Selling, general, and administrative expenses have increased as a percent of sales. As of October 28, 1995, they were 32.33% of sales while they were 30.30% of sales as of October 29, 1994. The low percentage in 1994 is due to the sale of the Ogden store in October of the same year. The income from the sale of the store was $1,023,000. If the sale of this store had not been made, this ratio would have been 32.01% of sales.

    For the first nine months of 1995, cost of goods sold as a percent of sales remained steady at 69.1%, while for the same time period in 1994 cost of goods sold as a percent of sales was 69.0%. Selling, general, and administrative expenses increased slightly to 33.2% as a percent of sales.

    Operating expenses increased in the third quarter as a result of increased depreciation, leases, and rental of furniture, fixture and
                                                      (Continued on Page 9)
                                    -8-

                                                                Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS
    (Continued from page 8)

    equipment due to remodeling and expansion. Also, pension and health insurance expense have continued to increase as the cost of providing fringe benefits to associates have increased. Interest expense has continued to rise as the interest rates have increased over this time last year. Other causes of increasing interest expense are due to increased borrowing for credit, inventory, and fixed asset acquisitions. Interest income from the use of credit cards has decreased during the first nine months of the year contributing to the net loss for the year and the third quarter.

5.  Store Closing Expenditures:

    ZCMI made a decisive move to close stores in Charleston Commons Mall in Las Vegas, Nevada and Pavilions Mall in Scottsdale, Arizona during the fiscal year ended January 31, 1992. Closing expenses during that year were $298,800. As previously mentioned, the Village Fair Mall store was closed
    during the fiscal year ended January 29, 1994.   As part of the continuing
    effort to close these unprofitable stores, $650,000 was reserved from profits in fiscal 1991 for closing costs, while $4,600,000 was reserved from current year profits during fiscal 1992 and $1,900,000 reserved from current year profits in fiscal 1993. As mentioned earlier, ZCMI is scheduled to close the Tri-City Mall store on December 23, 1995. The amounts that have been reserved are considered sufficient to close all unprofitable stores without any further costs.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

      1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended October 28, 1995.

      2. There were no securities of the Company sold by the Company during the three months ended October 28, 1995 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

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



                             ZIONS COOPERATIVE MERCANTILE INSTITUTION



Date:December 14, 1995             Keith C. Saunders
                             Keith C. Saunders,
                             Executive Vice President - CFO