Form 10-K
period 1996-02-03
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1996-05-02
CIK 109378

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 3, 1996

Commission File No. 0-1391

ZIONS COOPERATIVE MERCANTILE INSTITUTION
(Exact name of registrant as specified in charter)
     Utah                                    87-0196220
(State or other jurisdiction of                 (I. R. S. Employer
 incorporation or organization)              Identification Number)

2200 South 900 West, Salt Lake City, Utah                     84137
(Address of principal executive offices                Zip Code)

Registrant's telephone number, including area code 801-579-6179

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
Capital Stock - $.001 par value; outstanding at April 15, 1996, 2,159,745 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No __

Aggregate market value at April 15, 1996 of the voting stock held by non-affiliates of the Registrant was $25,646,972.

DOCUMENTS INCORPORATED BY REFERENCE
 (1) The Registrant's Annual Report to Stockholders for the year ended February 3, 1996 (Part II).
 (2) The Registrant's 1996 Proxy Statement (Notice of Annual Meeting of Shareholders to be held May 22, 1996) pursuant to Regulation 14A (Parts I and III).
PART I
ITEM  1.  BUSINESS.

(a) Zions Cooperative Mercantile Institution (Registrant) was organized as a Utah Corporation in 1868 and was the first full-line department store in the United States. Notwithstanding the Registrant's name, the Registrant does not operate as a cooperative, and operates in a for-profit basis. The Registrant is in the retail line of business: operating both full-line, conventional department stores, men's and women's ready to wear, specialty and outlet stores. The full-line stores are located in downtown Salt Lake City and Ogden, Utah and in regional shopping centers in the suburban Salt Lake City, Orem, Logan, Sandy, Layton, and St. George, Utah areas and in Pocatello and Idaho Falls, Idaho. The specialty and outlet stores are located in Provo, Utah; Mesa, Arizona; and St. George, Utah. During the year ended Jan. 31, 1993, ZCMI closed stores located in Scottsdale, Arizona and Las Vegas, Nevada. During the year ended January 29, 1994, ZCMI closed its store located in Phoenix, Arizona. During the year ended January 28, 1995, ZCMI closed its Superstition Springs store located in Mesa, Arizona. During the year ended February 3, 1996, ZCMI closed its Tri-City store located in Mesa, Arizona. The Registrant is one of the major tenants with full-line stores in six suburban regional shopping centers in Utah.

(b) Not applicable as Registrant operates one line of business as previously described.

(c)  (1) (i)   No department or class accounted for 10% or more of revenue in
any of the last three    fiscal years.

          (ii) through (iv)   Not applicable

          (v) The business of the Registrant follows the seasonal pattern of full-line department stores.

(vi) The Registrant offers to sell on the basis of cash, bank credit card, its own option charge account, third party credit cards, or layaway. Registrant's option charge account is a typical revolving charge account with finance charges assessed on the unpaid balance at 1-1/2% per month.

     Registrant's sales made on credit vary by store but range from approximately one-third to one-half of sales at each store location.

          (vii)     through (ix)  Not applicable

          (x) Substantial competition is found in all store locations from other full-line, conventional department stores, chain department stores, discount stores, and specialty stores.

          (xi) and (xii)  Not applicable

          (xiii) At year end the Registrant had 2,683 employees (full-time equivalent), an increase of 81 from the prior year.

 (d) The Registrant has no operations in any foreign country, nor does the Registrant have any sales nor obtain revenue from any foreign country. The Registrant's operations are limited to the States of Utah and Idaho.

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

Suburban store in Cottonwood Mall, 4835 Highland Drive, Salt Lake City, Utah erected in 1962 containing approximately 150,000 square feet on two levels. In 1978 a third level was added to the facility, increasing the total space of the store to 220,000 square feet. The first and second floors of the store were completely remodeled during 1979. The first floor was again partially remodeled and the second floor partially remodeled, adding 30,000 square feet during the year ended February 3, 1996. This building is considered adequate for present needs. The operating lease expires February 1, 2012.

Downtown Ogden, Utah, was an owned 154,000 square foot building erected in 1967. This building was sold during the year ended January 28, 1995 and the store location was moved across Washington Boulevard to the Ogden City Mall. The mall location contains approximately 135,000 square feet on two levels. The building is considered adequate for present needs. The operating lease expires September 2004.

Suburban store in Valley Fair Mall, 3601 South 2700 West, Salt Lake City, Utah is a one-level store of approximately 105,000 square feet erected in 1970. This store is one of the main anchor tenants of the mall. The store was partially remodeled during the year ended January 28, 1995. This building is considered adequate for present needs. The operating lease expires July 26, 2009.

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

Suburban store in Layton Hills Mall, l400 North Hill Field Road, Layton, Utah is a two-level store of approximately 121,000 square feet. The store is one of three major anchor stores of the mall. This building is considered adequate for present needs. The second floor was partially remodeled during the year ended February 3, 1996. The operating lease expires December 22, 2003.

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

The Registrant leases four retail specialty department stores in the state of Utah as follows:

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

Downtown specialty store in St. George, Utah, a store specializing in home furnishings. The store contains 30,000 square feet and is considered adequate for present needs. The operating lease expires May 1, 1997.

The Registrant also leases a corporate headquarters/service center building in Salt Lake City, Utah, for its central office functions and for the receiving, marking, and distribution of all materials for sale in the Company's stores. This building comprising 343,000 square feet was completed and occupied in April 1975 and is considered adequate for present needs. During the two years ended January 31, 1992, ZCMI upgraded its distribution system and increased capacity approximately 34,000 square feet by adding two mezzanine floors. The lease, which is recorded as a capital lease, expires August 1, 2015. Two additional small warehouses are leased for storage of display and other items, comprising approximately 12,000 square feet in total. The operating lease expires October 31, 1998.

ITEM  3.      LEGAL PROCEEDINGS.

There were no pending legal proceedings of a material nature to which Registrant was subject at February 3, 1996.

ITEM  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM  5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS.

Cash dividends are declared quarterly in January, April, July and October each year. The range of high and low bid quotations for ZCMI's capital stock is shown below for each quarterly period during the last two years. The stock is traded on the over-the-counter market in Salt Lake City and is quoted in the local newspapers. The approximate numbers of stockholders at April 15, 1996 was 1,740.

                                      Year Ended
Quarter                      1996                       1995
    1                    $ 9.75-$ 9.87            $  9.00-$ 9.25
    2                    $10.75-$12.25            $  9.00-$10.25
    3                    $11.88-$12.11            $ 10.00-$10.25
    4                    $10.50-$11.50            $  9.75-$ 9.88

ITEM  6.  SELECTED FINANCIAL DATA.

Selected Financial Data
(Dollars in Thousands except per share amounts)

Year Ended                   1996     1995     1994     1993     1992
Net Sales & Other Income   $254,371 $244,924 $235,319 $221,830 $217,543
Net Income                      582    3,624    3,153      291       77
Total Assets                136,505  144,630  135,947  128,635  128,113
Long-Term Debt               56,406   50,974   40,368   47,214   41,584
Per Share Amounts:
Earnings                       0.27     1.69     1.46     0.13     0.04
Cash Dividends Declared        0.60     0.60     0.60     0.60     0.60
Book Value                    23.64    24.61    23.92    22.92    23.39

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Overview of 1995

ZCMI endured a tough retail market, both nationally and locally, to post healthy sales gains and reasonable profitability during 1995. As shown below, overall sales increased 3.8% for the year ended February 3, 1996, compared to a 4.1% increase for fiscal 1994 and a 6.3 % increase for fiscal 1993. Comparable store locations which were open for the full fiscal year in the three comparable years had overall sales increases of 4.0% for the year ended February 3, 1996 compared to 4.3% for fiscal 1994 and 6.5% for fiscal 1993. These increases were achieved as markets in Womens Ready to Wear departments revived and strong markets continued in Home Furnishings and Smallwares departments. The increases are despite continuing heavy competition in Electronics and Furniture areas.

Sales
                                       Year ended:
                        1996                1995                 1994
Total sales         $246,436,800        $237,357,400        $228,006,300
Comp. store sales    245,652,000         236,092,200         226,414,800
Other Income           7,934,500           7,566,190           7,312,600
Net Income               581,640           3,624,251            3,152,874
Total Sales % Inc.       3.8%                4.1%                6.3%
Comp. store sales % inc. 4.0                 4.3                 6.5
Other Inc. % inc.        4.9                 3.5                 0.3
Net Income per share    $0.27               $1.69               $1.46

Other income has increased by 4.9% for the year ended February 3, 1996 as
compared to an increase of 3.5% increase in fiscal 1994.   Other income is
primarily interest income from customer accounts and deferred gross profit from the sales of furniture, fixtures, and equipment. Interest income has been decreasing as a result of continuing consumer usage of third party credit, such as Visa and Mastercard, and as customers pay accounts quicker to avoid interest charges. Other income from this source decreased 2.0% during the year ended February 3, 1996 after increasing slightly in the previous fiscal year. An analysis of the average percent of total credit balances paid and annual
turnover of credit balances is shown below.   Deferred gross profit increased
other income as a result of accounting changes which changed the recognition of this income from a credit to operating expenses during part of fiscal year 1993 to recognizing all deferred gross profit in other income during fiscal year 1994. This source of other income increased during the fiscal year ended February 3, 1996 as a result of further asset leasing creating other deferred gross profit. Net Income decreased as a result of items covered in the analysis of operations below.

Analysis of Credit Balances
                                   1996          1995          1994
Average Monthly Collection Percent 21.7%         20.9%         21.8%
Annual Turnover                     2.61          2.51          2.61

The collection rate has decreased slightly from 21.75% in fiscal 1993 to 21.71% in fiscal 1995 and the annual turnover has decreased from 2.61 in fiscal 1993 to
2.60 in fiscal 1995. This decrease resulted in part from the fact that ZCMI extended the terms on Club Plan purchases from 12 months to 24 months during 1994 and also offered several deferred payment promotions on certain purchases for the first time in 1994. Both of these promotions raised balances while either lowering or deferring the payments from normal payment patterns. The significant decrease during fiscal 1994 resulted from large decorative home sales which had deferred payments for one year.

During the year ended February 3, 1996, ZCMI closed the Tri-City Mall store in Mesa, Arizona. This store had been converted to an outlet store format during fiscal 1992, as were the stores in the now-closed Village Fair Mall in Phoenix, Arizona, the now-closed Superstition Springs store in Mesa, Arizona, and the East Bay Mall store in Provo, Utah. ZCMI closed the Village Fair Mall store in Phoenix, Arizona during the year ended January 29, 1994 and closed the Superstition Springs store in Mesa, Arizona during the year ended January 28,
1995.   No new stores are planned for closing or opening during the current fiscal year.

Retailing in general continues to struggle as retailers deal with problems caused by over-storing in the real estate markets, and consolidation among retailers to provide more efficient, mass merchandising operations. Sales continue to decrease in retail markets on the East Coast and West Coast, with markets in growth areas in the Rockies, Midwest and South showing economic gains. Divisionally, Ready to Wear merchandise showed promising growth, although not approaching substantial increases, while Junior Ready to Wear
and Men's continued level sales during the fiscal year period.   Hard lines
divisions recorded substantial increases, with the exception of Electronics and Home Office, as competition in local market areas took its toll on sales. The market areas for ZCMI continue an outlook for good economic conditions, particularly in the Utah markets, which are traditionally the prime markets of the Company. Our emphasis will be to continue building market share in the moderate and better price points while positioning quality opening price points with name-brand lines. This emphasis, together with superior customer service, will position ZCMI as the dominant retailer in our markets.

ANALYSIS OF OPERATIONS
COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise and the related buying cost. Cost of merchandise sold increased to 69.5% of sales during the year ended Feb. 3, 1996 as depicted in the chart below. This percentage compares with 68.1% during the year ended Jan. 28, 1995 and 67.9% during the year ended January 29, 1994.

                                           Year ended:
                                1996          1995          1994
Cost of Merchandise Sold   $171,161,111   $161,672,320   $154,871,242
Costs as a percent of sales      69.5%         68.1%        67.9%

The increase in Costs of Merchandise Sold results from increases in purchase costs from vendors, markdowns, shrinkage, and workrooms. These increases were offset by decreases in buying costs and a slight increase in discounts. These changes are summarized in the table presented below:

Cost of Merchandise Sold Factors
                                              Year ended:
                                   1996           1995           1994
Cost purchases percent             55.7%          55.1%          54.9%
Markdowns (costed)                 11.0           10.7           10.4
Shrinkage (costed)                  0.9            0.3            0.5
Discounts on invoices              (1.4)          (1.4)          (1.5)
Workroom Costs                      1.3            1.3            1.4
Other buying costs                  2.0            2.1            2.2
Total costs of merchandise sold    69.5%          68.1%          67.9%

Comparisons between the fiscal periods noted above are affected by several trends. Increasing costs of purchases continues to rise from manufacturer costs of business passed on to retailers. Also, the calculation of LIFO inventories resulted in a charge to cost of merchandise sold of $608,153 during fiscal 1995, compared to a credit of $804,951 during fiscal 1994, or a change of $1.4 million. Markdowns have risen as an effect of the slowdown in ready to wear and as a result of heavy winter inventories, resulting from a warmer than normal fall market. Shrinkage increased as new UPC code systems were implemented, which resulted in some markdowns not being accurately recognized. Lastly, buying costs continue to decline as a result of streamlining the buying function and as more efficient merchandising programs are implemented for the buying office use.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As shown in the chart below, selling, general and administrative expenses decreased to 30.4% as a percent to sales and other income during the year ended February 3, 1996. This compares to 30.5% in the year ended January 28, 1995 and 29.7% in the year ended January 29, 1994. Expenses have increased in the past two years as a result of depreciation, leases, and rental of furniture, fixture and equipment due to remodeling and expansion. These fixed asset additions are
discussed below in cash flow discussions.   Pension and health insurance expense
decreases offset this increase, as did decreases in electrical costs and in bad debt expense. However, payroll has increased dramatically during the year ended February 3, 1996 due to pressures as competitive payrolls continue to rise in the prime market areas of ZCMI.

Selling, General and Administrative Expenses
                                                        Year ended:
                                                 1996       1995        1994
Selling, general and administrative expenses $77,417,255 $74,782,477 $69,793,529
Expenses as a percent to sales and other income   30.4%       30.5%     29.7%
Percent increase                                   3.5         7.1       2.8

Selling, general and administrative expenses in the past three fiscal years have stayed fairly constant as a result of a decisive move to close stores in the Tri-City Mall, Village Fair Mall and Superstition Springs, as previously mentioned. As part of the effort to close these unprofitable stores, $948,800 was reserved from profits in fiscal 1991 for closing costs, while $4,600,000 was reserved from current year profits during fiscal 1992 and $1,900,000 reserved from current year profits in fiscal 1993. No additional amounts were reserved during the past two fiscal years. These amounts are considered sufficient to close all unprofitable stores without any further costs. In the lease termination agreements, ZCMI has guaranteed lease payments for the Pavilions and Village Fair locations. In addition, ZCMI is obligated for continuing substantially reduced lease payments in the Charleston Commons location. There are no continuing payments or guarantees from lease amendments in the Superstition Springs or Tri-City store closures. These guarantees and obligations are reflected in disclosure data on the financial statements.

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

With continued favorable short-term loan rates to the Company and the expected dollar level of debt financing required, Managment still considers short-term borrowing to be the best strategy to meet its working capital needs.

Cash Flows
Company funds generated by operations, investing and financing activities as reported in the Statement of Cash Flows are summarized below. See also Notes to Financial Statements for additional information regarding the Statement of Cash
Flows.

Net cash from operating activities in the year ended February 3, 1996 after amortization, depreciation, and other non-cash adjustments, provided more cash than was used. The majority of cash was provided from Accounts Receivable through a reduction of customer's balances mainly in the Option Plan area, but also reductions in the Extras Plan area. In addition, a reduction in Men's locker stock inventory and an increase in Accts Payable - Trade provided cash.
Cash was used in operating activities to increase Prepaid Expenses, as leases were prepaid for the next fiscal month on Feb. 1, and to reduce Accrued
Liabilities which included store closing costs, Salaries and Comm. Payable, and Sales, Payroll, and Other Taxes Payable. Sales, Payroll and Other Taxes
Payable included several types of taxes which were paid on Feb. 1st and normally would have been accrued in other fiscal years.

Net cash from investing activities in the year ended February 3, 1996 provided substantial cash from the proceeds of the sale of property, plant, and equipment, which were subsequently leased back to provide positive cash flows.
Cash was used to purchase other property, plant and equipment, although more cash was provided from investing activities than was used in the purchase of equipment.

The categories of capital expenditures are summarized below:

Capital Expenditures
                                                 Year ended:
                                        1996        1995        1994
Furniture, fixtures and equipment    $2,423,607  $2,048,757   $1,832,470
POS terminal replacement                                       3,762,079
Store remodeling and improvement      2,034,137   9,088,400    2,739,818
Total Capital Expenditures           $4,457,744 $11,137,157   $8,334,367
Property under capital lease                      1,162,097
Total Additions                      $4,457,744 $12,299,254   $8,334,367

Capital expenditures during the year ended February 3, 1996 consisted of the completion of major remodeling in the Cottonwood Mall location and the completion of the Ogden Tiffin Room in the new Ogden City Mall location.
Also, final remodeling was completed in the Layton Hills Mall second floor, which was completed in March, 1995. A new facade was added to the Valley Fair Mall location during the last half of the year. A new reengineering of the advertising area was begun in the last half of the fiscal year.

Major remodeling of three stores was completed in the fiscal year ended January 28, 1995. The Cottonwood store, Layton Hills, and the Valley Fair locations
were substantially remodeled and improved.   Lastly, the Ogden store building
was sold in October, 1994 at a purchase price of $3,900,000. This transaction generated a profit in the fiscal year ended January 28, 1995 of $1,373,658.
The Ogden location then moved across Washington Boulevard in Ogden to the Ogden City Mall. Extensive improvements to the existing location were made to accomodate the anticipated store size and some new fixturing and equipment was required. The new Ogden City Mall location was completed and opened in November, 1994.

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

Future estimated capital expenditures include normal equipment replacement estimated at $500,000 and the completion of the conversion from an IBM 4381 mainframe to an IBM AS/400 computer system is estimated to cost approximately $500,000 in total. In addition, the Southtowne store will be extensively remodeled at a cost of approximately $700,000.

It is anticipated that these capital expenditures will be financed by continuing operations and financing activities as described in financial objectives. Lines of credit, as shown in detail in the chart below, are considered adequate to fund the amounts necessary for capital expenditures, dividends and other cash needs.

Unsecured Lines of Credit
                                               Year ended:
                                  1996             1995           1994
Used lines of credit           $37,800,873     $40,307,777    $27,000,000
Unused lines of credit          15,699,127       8,692,223      8,000,000
Total                          $53,500,000     $49,000,000    $35,000,000

Net cash from financing activities in the year ended February 3, 1996 decreased as lines of credit loans were reduced, dividends were paid, and principal payments were made on obligations under capital leases.

As a result of the above, there was an decrease in cash and cash equivalents during the year ended February 3, 1996.

Financial Ratios
Liquidity and capital resources can be measured by the following ratios:

Ratios
                                               Year ended:
                                    1996           1995          1994
Cash and short-term investments $ 2,698,087    $ 2,698,893  $ 5,315,486
Net accounts receivable          50,721,239     54,678,782   52,621,267
Total                           $53,419,326    $57,377,675  $57,936,753
Total current assets            102,633,186    105,840,299   99,971,558
Total current liabilities        24,856,073     35,646,878   40,171,940
Quick ratio                         2.15           1.61         1.44
Current ratio                       4.13           2.97         2.49
Long term debt                  $59,008,257    $52,909,621  $42,215,263
Stockholders equity              51,062,144     53,570,680   51,092,767
Total capitalization           $110,070,401   $106,480,301  $93,308,030
LT Debt to Equity Ratio           115.6%          98.8%        82.6%
LT Debt to Capitalization Ratio    53.6%          49.7%        45.2%
Return on Equity                    1.1%           6.8%         6.2%

As indicated in the table above, the quick ratio has increased from 1.61 times in the year ended January 28, 1995 to 2.15 times in the year ended February 3,
1996.   This is a result of short term liabilities, specifically short term
borrowings, decreasing from the prior year.   As has been discussed, short term
borrowings were decreased by: first, selling and subsequently leasing back some furniture, fixtures and equipment; and second, switching to longer term borrowings. The current ratio also increased from 2.97 times in the year ended
January 28, 1995 to 4.13 times in the year ended February 3, 1996.   This
increase also is a result of short term borrowing decreases. As a result of the shift to long term borrowing, both the debt to equity ratio and the debt to
capitalization ratio have increased.   Both of the ratios are also affected by
the pension liability adjustment. If the pension liability adjustment was not included in the LT Debt to Capitalizaiton ratio, the ratio would be 52.7%. Likewise, if the pension liability adjustment was not included in the LT Debt to Equity ratio, that ratio would be 111.4%.

Inflation and Pension Effect

Inflation has been in an acceptable range for the past three years and has not had a significant effect on ZCMI's sales growth. The Bureau of Labor Statistics Index increase for the year ended February 3, 1996 was 0.7% compared to a decrease of (0.5)% in the year ended January 28, 1995. However, since ZCMI uses the LIFO method for valuing inventories, the increase does have an effect on the cost of merchandise sold. The LIFO charge to cost of merchandise sold for the year ended February 3, 1996 was $608,153, compared to a credit to cost of merchandise sold of $804,951 for the year ended January 28, 1995 and a charge to cost of merchandise sold of $451,855 in the year ended January 29, 1994. As has been discussed, this resulted in a net increase in cost of merchandise sold of approximately $1.4 million from fiscal 1994 to fiscal 1995.

As noted in the financial statements, actuarial estimates utilizing the discount rate of 7.75% were used in computing the pension expense for the year ended February 3, 1996. Actuaries expect that the discount rate for ZCMI would be higher than most because a) the ZCMI plan is a career-average plan rather than a final-pay plan; and b) over half of the ZCMI liabilities comes from retired participants. This results in ZCMI liabilities in the plan being much shorter in duration than the average plan, justifying the higher discount rate.

Anticipated Effect of Pronouncements

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement addresses the accounting for the impairment of long-lived assets, such as premises, furniture and equipment, certain identifiable intangible and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the future cash flows (undiscounted and without interest charges expected from the use of the asset and its eventual disposition) is less than the carrying amount of the asset. The statement also requires that long-lived assets and identifiable intangibles, except for assets of a discontinued operation held for disposal, be accounted for at the lower of cost or fair value less cost to sell. SFAS No. 121 is effective for fiscal years beginning after Dec. 15, 1995. The impact of SFAS No. 121 on ZCMI is not expected to be material in relation to the financial statements.

In October 1995, the Financial Accounting standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt SFAS No. 123, then it must provide pro forma disclosure of net income and earnings per share, as if the fair value based method had been applied. SFAS No. 123 is effective for transactions entered into for fiscal years that begin after December 15, 1995. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. It is currently anticipated that ZCMI will continue to account for stock-based compensation plans under the intrinsic method (Accounting Principles Board Opinion No. 25) and, therefore, SFAS No. 123 will have no effect on ZCMI's financial statements.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information for response to the financial statements portion of this item is contained in the Exhibit 13 attached to this Form 10-K. Selected quarterly financial data required by this item is not furnished because ZCMI's capital stock is not quoted on the National Association of Securities Dealers Automated Quotation System.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.
There has been no change of accountants during the twenty-four months prior to February 3, 1996. Therefore, no response to this item is necessary.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information for response to this item is contained in the 1996 Proxy Statement incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
Information for response to this item is contained in the 1996 Proxy Statement incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND    MANAGEMENT.
Information for response to this item is contained in the 1996 Proxy Statement incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Information for response to this item is contained in the 1996 Proxy Statement incorporated herein by reference.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
 (a)  1.  Financial Statements:                                       Page
     Independent Auditors' Report                                      *
     Balance Sheets as of February 3, 1996 and January 28, 1995        *
     Statements of Income for the Years Ended February 3, 1996,
         January 28, 1995, and January 29, 1994                        *
     Statements of Stockholders' Equity for the Years Ended
         February 3, 1996, January 28, 1995, and January 29, 1994      *
     Statements of Cash Flows for the Years Ended
         February 3, 1996, January 28, 1995, and January 29, 1994      *
     Notes to Financial Statements                                     *

     2.   Financial Statement Schedule:

     Independent Auditors' Report                                      9
     Financial Statement Schedule for the Years Ended
         February 3, 1996, January 28, 1995, and January 29, 1994 -
         Schedule II - Valuation Accounts                              10

Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.
* Refer to Annual Report to Stockholders for the year ended February 3, 1996, incorporated herein by reference.
     3.   Exhibits
     Exhibit No.
   (3)    Articles of incorporation and by-laws        Previously filed
   (4)    Instruments defining the rights of security
          holders, including indentures                Previously filed
   (9)    Voting Trust Agreements                      None
  (10)    Material contracts                           Previously filed
  (11)    Statement regarding computation of earnings
          per share computation - Refer to Annual Report
          to Stockholders incorporated herein by
          reference
  (12)    Statements regarding computation of ratios   Not applicable
  (13)    Annual report to stockholders                Incorporated
                                                       herein by
                                                       reference
  (18)    Letter regarding change in accounting
          principles                                   Not applicable
  (19)    Previously unfiled documents                 None
  (22)    Subsidiaries of ZCMI                         None
  (23)    Published report regarding matters
          submitted to vote of stockholders            None
  (25)    Power of attorney                            None
  (29)    Information from reports furnished to state
          insurance regulatory authorities             None
     (b)  Reports on Form 8-K                          None
     (c)  Refer to (a) (3) above
     (d)  Separate financial statements - not applicable

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders
  of Zions Cooperative Mercantile Institution:
We have audited the financial statements of Zions Cooperative Mercantile Institution (ZCMI) as of February 3, 1996 and January 28, 1995, and for each of the three years in the period ended February 3, 1996, and have issued our report thereon dated April 12, 1996; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of ZCMI, listed in Item 14. This financial statement schedule is the responsibility of ZCMI's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Salt Lake City, Utah
April 26, 1996

                         SUPPLEMENTAL SCHEDULE II


ZIONS COOPERATIVE MERCANTILE INSTITUTION

VALUATION ACCOUNTS
FOR THE YEARS ENDED FEBRUARY 3, 1996, JANUARY 28, 1995, AND JANUARY 29, 1994

                                   Additions
                    Balance at Charged to  Recoveries   Deductions -   Balance
                    Beginning  Costs and   on Accounts  Accounts       at End
                    of Year    Expenses    Charged Off  Charged Off    of Year

ALLOWANCE FOR
  DOUBTFUL ACCOUNTS:

 1996              $ 1,923,410 $   350,000 $  175,340  $ 1,141,390   $1,307,360

 1995              $ 1,603,577 $ 1,099,970 $  174,786  $   954,923   $1,923,410

 1994              $ 1,725,315 $   599,970 $  177,467  $  (899,175)  $1,603,577

RESERVE FOR PURCHASE
  DISCOUNTS (1):

 1996              $   140,300 $     19,800                          $  160,100

 1995              $    66,400 $     73,900                          $  140,300

 1994              $   211,500                         $  (145,100)  $   66,400


(1) Deducted from inventory.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 (Registrant)  ZIONS COOPERATIVE MERCANTILE INSTITUTION

By (Signature and Title) KEITH C. SAUNDERS   EXECUTIVE V.P. - CFO

Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Signature and Title)    Richard H. Madsen             President and Director
(Date)              _______, 1996
(Signature and Title)    Keith C. Saunders             Executive V.P., CFO,
                                                       and Director
(Date)              _______, 1996
(Signature and Title)    R. Barry Arnold               Vice President and
                                                       Director
(Date)              _______, 1996
(Signature and Title)    L. Tom Perry                  Director
(Date)              ______ , 1996

(Signature and Title)    Patricia Madsen               Director
(Date)              ______, 1996
(Signature and Title)    S. F. Eccles                  Director
(Date)              ______, 1996







INDEPENDENT AUDITORS' CONSENT
We consent to the incorporation by reference in this Registration Statement No. 33-1272 of Zions Cooperative Mercantile Institution on Form S-8 of our reports dated April 12, 1996, appearing in and incorporated by reference in the Annual Report on Form 10-K of Zions Cooperative Mercantile Institution for the year ended February 3, 1996.

Salt Lake City, Utah
April 26, 1996