Form 10-Q
period 1996-05-04
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1996-06-17
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED May 4, 1996
                  COMMISSION FILE NUMBER 0-1391





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


               ZIONS COOPERATIVE MERCANTILE INSTITUTION

                                INDEX


TITLE                                                  PAGE NO.

 Condensed Balance Sheet                                  1

 Condensed Income Statement                               3
  Three Months Ended May 4, 1996 & April 29,1995

 Condensed Statement of Cash Flows                        4
   May 4, 1996 & April 29,1995

 Notes to Condensed Financial Statements                  5

 Management's Discussion and Analysis of                  6
  Financial Condition and Results of Operations

 Other Information                                        9

 Signatures                                               10

                                                           Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

         CONDENSED BALANCE SHEET - May 4, 1996 & February 4, 1995
                        In Thousands (000 omitted)


                          ASSETS AND OTHER DEBITS

Current Assets:                                        APRIL     JANUARY
                                                        1996        1996
    Cash and cash items                               $   612    $ 2,698
    Accounts and Notes Receivable                      44,897     52,028
    Less allowance for doubtful accounts                1,553      1,307
    Net Accounts Receivable and Notes Receivable       43,344     50,721
    Inventories:
         Finished goods - LIFO cost, retail method     47,711     44,766
         Supplies - FIFO cost                           1,730      1,111
    Prepaid Expenses                                    1,760      1,321
    Deferred Income Taxes                               2,016      2,016

         Total Current Assets                         $97,173    102,633




Property:
    Property, plant and equipment                     $30,244    $29,683
    Less accumulated depreciation, depletion
     and amortization of property, plant and
     equipment                                         10,191      9,660
    Capital Leases, Net Accumulated Amortization
     (Note 1)                                          12,726     13,251

         Total Property                               $32,779    $33,274

Other Assets and Deferred Charges:
    Other Assets                                          294        294
    Investment in Subsidiary                              304        304

TOTAL ASSETS AND OTHER DEBITS                        $130,550   $136,505


See notes to condensed financial statements



                                    -1-
                                                            Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

         CONDENSED BALANCE SHEET - May 4, 1996 & February 4, 1996
                        In Thousands (000 omitted)


               LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY


                                                      APRIL      JANUARY
                                                       1996        1996
Current Liabilities:
    Accounts payable - trade                         $  5,175    $  7,370
    Short term borrowings - banks                       4,329       2,500
    Current portion of long-term debt                     318         311
    Current portion of obligations under capital
      leases                                            2,272       2,291
    Accrued liabilities
         Outstanding gift certificates                  1,584       1,611
         Reserve for store closings                       205         205
         Other accrued liabilities                      8,302       8,960
Deferred gain on sale and leaseback                     1,608       1,608

         Total Current Liabilities                   $ 23,793    $ 24,856


Long-Term Debt:
    Bonds, mortgages and similar debt                  34,767      37,886
    Capital Lease - Long Term Portion (Note 1)         17,980      18,520


Other Liabilities and Deferred Credits:
    Deferred Fed Income Taxes                             683         683
    Deferred Gross Profit                               3,089       3,498


Stockholders Equity:
    Capital shares                                   $ 14,746    $ 14,731
    Pension Liability Adjustment                       (1,909)     (1,909)
    Other stockholders equity                          37,401      38,240

         Total Stockholders Equity                   $ 50,238    $ 51,062


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $130,550   $136,505

See notes to condensed financial statements

                                    -2-


                                                                 Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

CONDENSED INCOME STATEMENT THREE MONTHS ENDED May 4, 1996 & April 29, 1995
                        In Thousands (000 omitted)


                                                       1996        1995

Net Sales                                            $54,083     $50,447
Cost of goods sold, direct merchandising and
  buying costs                                        37,118      34,553
Other revenues                                         1,582       1,524
Other costs and expenses applicable to other revenue       0          0
Selling, general and administrative expenses          17,542      17,298
Provision for doubtful accounts and notes                185         156
Other Income:
    Miscellaneous other income                            86         164
Income Deductions:
    Interest and amortization of debt discount and
      expenses                                           595         693
    Interest Expense on Capital Leases (Note 1)          461         651
    Miscellaneous income deductions                      394         398


Net loss before income tax expense and
  extraordinary items                                $  (544)    $(1,614)
Income tax expense                                         0          0

Net loss before extraordinary items                  $  (544)    $(1,614)
Extraordinary items less applicable tax                    0          0

Net Loss                                             $  (544)    $(1,614)




Weighted average number of common shares outstanding  2,168,942  2,168,942
Earnings per common share                            $ (0.25)    $ (0.74)
Cash dividends per common share                      $  0.15     $  0.15



See notes to condensed financial statements




                                    -3-

                                                                 Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

      CONDENSED STATEMENT OF CASH FLOWS May 4, 1996 & APRIL 29, 1995
                        In Thousands (000 omitted)

                                                        April     April
                                                        1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                     $ (544)    $(1,614)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                       1,090      1,168
    Deferred gross profit                              (1,291)      (307)
Deferred income taxes                                     (726)        0
Provision for losses on accounts receivable               185        156
Decrease (increase) in assets:
    Accounts receivable                                 7,193      8,329
    Inventories                                        (3,564)    (2,810)
    Prepaid expenses                                     (440)      (297)
    Other Assets                                            0          0
Increase (decrease) in liabilities
     Accounts payable -- trade                           (865)      (419)
    Accrued liabilities                                   923     (6,655)

Net cash provided by operating activities              (1,961)    (2,448)


CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment                (595)    (1,162)
Proceeds from sale of property, plant and equipment         0      1,805

Net cash used in investing activities                    (595)        643

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings           500     3,500
Additions (Reductions) to long-term debt                (3,120)   (3,339)
Principal payments on long-term debt obligations          (552)     (111)
   under capital leases
Stock options exercised and sales of capital stock           0         0
(Purchase) Sale of treasury stock                           45       (13)

Cash dividends                                            (324)     (322)

Net cash provided by (used in) financing activities     (3,451)     (286)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (2,086)   (2,090)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           2,698     2,699

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 612       608

                                    -4-


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


2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (con-sisting of only normal recurring accruals) necessary to present fairly the financial position as of May 4, 1996 and the results of operations for three months ended May 4, 1996, and April 29, 1995 and changes in financial position for three months ended May 4, 1996 and April 29, 1995.


3.  The results of operations for the three months period   ended
    May 4, 1996 are not necessarily indicative of the results to be expected for the full year.

                                                            Form 10-Q



              ZIONS COOPERATIVE MERCANTILE INSTITUTION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  Prospective Information:
    During the year ended February 3, 1996, ZCMI closed the Tri-City Mall store in Mesa, Arizona. This store had been converted to an outlet store format during fiscal 1992, as were stores in the now closed Village Fair Mall in Phoenix, Arizona, the now closed Superstition Springs Mall store in Mesa, Arizona and the East Bay Mall store in Provo, Utah. ZCMI did not open any stores during the fiscal year ended February 3, 1996. No new stores are planned for closing or opening during the current fiscal year.

    The Company is also in the final phases of converting from a mainframe computer to a more efficient computer system. This conversion from the present IBM 4381 mainframe to an IBM AS/400 computer system is estimated to cost approximately $1,500,000 from inception to completion of the project.

    Future estimated capital expenditures include normal equipment replacement estimated at $500,000 and the completion of the conversion from the IBM 4381 mainframe to an IBM AS/400 computer system. In addition, the South Towne store will be extensively remodeled at a cost of approximately $700,000.

    It is anticipated that these capital expenditures will be financed by continuing operations, internally generated funds, the leasing of fixtures and buildings, and by short-term and long-term debt.

    With continued favorable short-term loan rates to the Company and the expected dollar level of debt financing required, Management still considers short-term borrowing to be the best strategy to meet its working capital needs.

2.  Liquidity and Capital Resources:
    The quick and current ratios are 1.8 and 4.1, respectively for the first quarter of 1996 as compared with 1.5 and 3.1 during 1995. This indicates that the Company's liquidity is more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the company has ($53,500,000) are more than adequate to handle the borrowing requirements for the above mentioned items.

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

    Sales increased by 7.2% in the first quarter of 1996 over the first quarter of 1995.

    Costs of goods sold have remained steady at 68.6% for the three month period ended May 4, 1996 as compared to 68.75% for the same period for 1995. Markdowns have been reduced to 17.4% of sales as of May 4, 1996 as compared to 17.9% of sales on April 29, 1995. Selling, general, and administrative expenses have decreased slightly as a percent of sales. As of May 4, 1996, they were 32.4% of sales while they were 34.3% of sales as of April 29, 1995.

    Operating expenses decreased in the first quarter of 1996. Pension and health insurance expenses have decreased in the first quarter, as well as decreases in electrical costs. Interest income has increased over last year while at the same time, interest expense has decreased. However, payroll has increased dramatically during the year due to pressures as competitive payrolls continue to rise in the prime market areas of ZCMI.


                                                 (Continued on page 8)

                                                            Form 10-Q


               ZIONS COOPERATIVE MERCANTILE INSTITUTION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued from page 7)

5.  Store Closing Expenditures
    ZCMI made a decisive move to close stores in Charleston Commons Mall in Las Vegas, Nevada and Pavilions Mall in Scottsdale, Arizona during the fiscal year ended January 31, 1992. Closing expenses during that year were $298,800. As previously mentioned, the Village Fair Mall store was closed during the fiscal year ended January 29, 1994. As part of the continuing effort to close these unprofitable stores, $650,000 was reserved from profits in fiscal 1991 for closing costs, while $4,600,000 was reserved from current year profits during fiscal 1992 and $1,900,000 was reserved from current year profits in fiscal 1993. As mentioned earlier, ZCMI closed the Tri-City Mall store on December 23, 1995. The amounts that have been reserved are considered sufficient to cover all expenditures associated with store closings without any further costs to the Company.



























                                 -8-
                                                     Form 10-Q



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

            None

Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information.

    1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended May 4, 1996.

    2. There were no securities of the Company sold by the Company during the three months ended May 4, 1996 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

Item 6.     Exhibits and Reports on Form 8-K.

            None






                               -9-

                                                       Form 10-Q









                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.








                        ZIONS CO-OPERATIVE MERCANTILE INSTITUTION





Date  June 13, 1996     __________________________________
                        Keith C. Saunders, Secretary
                        Executive Vice President


















                               -10-