Form 10-Q
period 1996-08-03
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1996-09-13
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             Form 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED  July 31, 1996
                   COMMISSION FILE NUMBER 0-1391





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

Yes    X                 No

Number of Shares outstanding: Common Stock  2,168,942 shares
                              Other shares, none

                                                  Form 10-Q


                ZIONS COOPERATIVE MERCANTILE INSTITUTION

                                 INDEX


     TITLE                                                PAGE NO.


     Balance Sheet                                           1
      August 3, 1996 & February 3, 1996


     Statement of Income                                     3
      Three Months Ended August 3, 1996 & July 29, 1995


     Statement of Income                                     4
      Six  Months Ended August 3, 1996 & July 29, 1995


     Condensed Statement of Cash Flows                       5
      Three Months Ended August 3, 1996 and July 29,1995


     Notes to Condensed Financial Statements                 6


     Management's Discussion and Analysis of the             7
      Condensed Income Statements


     Other Information                                       10


     Signatures                                              11

                                                            Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

             BALANCE SHEET - AUGUST 3, 1996 & FEBRUARY 3, 1996
                        In Thousands (000 omitted)


                          ASSETS AND OTHER DEBITS



Current Assets:                                        JULY     JANUARY
                                                       1996       1996

    Cash and cash items                               $   647   $ 2,698
    Accounts and Notes Receivable                      41,807    52,028
    Less allowance for doubtful accounts                1,770     1,307
    Net Accounts Receivable and Notes Receivable       40,037    50,721
    Inventories:
         Finished goods - LIFO cost, retail method     46,067    44,766
         Supplies - FIFO cost                           1,775     1,111

    Prepaid Expenses                                    1,434     1,321
    Deferred Income Taxes                               2,016     2,016

         Total Current Assets                         $91,976   102,633


Property:
    Property, plant and equipment                     $31,724   $29,683
    Less accumulated depreciation, depletion
     and amortization of property, plant & equipment   10,723     9,660
    Capital Leases, Net Accumulated Amortization
    (Note 1)                                           12,202    13,251
         Total Property - Net                         $33,203   $38,274

Other Assets and Deferred Charges:
    Other Assets                                          294       294
    Investment in Subsidiary                              304       304

TOTAL ASSETS AND OTHER DEBITS                         $125,777  $136,505



See Notes to condensed financial statements







                                    -1-
                                                                Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

            BALANCE SHEET - AUGUST 3, 1996 & FEBRUARY 3, 1996
                        In Thousands (000 omitted)


               LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY


                                                        JULY    JANUARY
                                                        1996      1996
Current Liabilities:
    Accounts payable - trade                          $ 4,572   $ 7,370
    Short term borrowings - banks                       5,140     2,500
    Current portion of long-term debt                     325       311
    Current portion of obligations under capital
      leases                                            2,253     2,291
    Accrued liabilities
         Outstanding gift certificates                  1,485     1,611
         Reserve for store closings                       205       205
         Other accrued liabilities                      8,160     8,960
    Deferred gain on sale and leaseback                 1,608     1,608

              Total Current Liabilities               $23,748   $24,856

Long-Term Debt:
    Bonds, mortgages and similar debt                  31,988    37,886
    Capital Lease - Long Term Portion (Note 1)         17,441    18,520


Other Liabilities and Deferred Credits:
    Deferred Fed Income Taxes                             683       683
    Deferred Gross Profit                               2,679     3,498


Stockholders Equity:
    Capital shares                                    $14,783   $14,731
    Pension Liability Adjustment                       (1,908)   (1,909)
    Other stockholders equity                          36,363    38,240

         Total Stockholders Equity                    $49,238   $51,062


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $125,777  $136,505


See notes to condensed financial statements

                                                                Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

                        CONDENSED INCOME STATEMENT
         FOR THE THREE MONTHS ENDED AUGUST 3,1996 & JULY 29, 1995
                        In Thousands (000 omitted)


                                                        1996      1995

Net Sales                                              $53,432   $52,108
Cost of goods sold, direct merchandising and
  buying costs                                          36,973    36,072
Other revenues                                           1,225     1,354
Other costs and expenses applicable to other revenue        0         0
Selling, general and administrative expenses            16,841    16,954
Provision for doubtful accounts and notes                  177       166

Other Income:
    Miscellaneous other income                             112       115
Income Deductions:
    Interest and amortization of debt discount and
      expenses                                             598       740
    Interest Expense on Capital Leases (Note 1)            462       655
    Miscellaneous income deductions                        405       400


Net loss before income tax expense and
  extraordinary items                                  $  (687)  $(1,410)
Income tax expense                                          0         0

Netloss before extraordinary items                     $  (687)  $(1,410)
Extraordinary items less applicable tax                     0         0

Net Loss                                               $  (687)  $(1,410)



Weighted average number of common shares outstanding   2,168,942 2,168,942
Earnings per common share                              $ (0.32)  $ (0.65)
Cash dividends per common share                        $  0.15   $  0.15




See notes to condensed financial statements

                                                                Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

                        CONDENSED INCOME STATEMENT
          FOR THE SIX MONTHS ENDED AUGUST 3, 1996 & JULY 29, 1995
                        In Thousands (000 omitted)


                                                        1996      1995
Net Sales                                             $107,515  $102,555
Cost of goods sold, direct merchandising and
 buying costs                                           74,091    70,625
Other revenues                                           2,807     2,878
Other costs and expenses applicable to other revenue         0         0
Selling, general and administrative expenses            34,383    34,252
Provision for doubtful accounts and notes                  362       322

Other Income:
    Miscellaneous other income                             198       279
Income Deductions:
    Interest and amortization of debt discount
      and expenses                                       1,193     1,433
    Interest Expense on Capital Leases (Note 1)            923     1,306
    Miscellaneous income deductions                        799       798

Net loss before income tax expense and
  extraordinary items                                   (1,231)   (3,024)
Income tax expense                                           0         0

Net loss before extraordinary items                     (1,231)   (3,024)
Extraordinary items less applicable tax                      0         0

Net loss                                              $ (1,231) $ (3.024)






Weighted average number of common shares outstanding  2,168,942   2,168,942
Earnings per common share                             $( 0.57)    $ (1.39)
Cash dividends per common share                       $  0.15     $  0.15


See notes to condensed financial statements

                                                                 Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

                    CONDENSED STATEMENT OF CASH FLOWS
                      AUGUST 3, 1996 & JULY 29, 1995
                        In Thousands (000 omitted)

                                                        July       July
                                                        1996       1995

Net Income (loss)                                     $(1,231)   $(3,024)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                       2,146      2,306
    Deferred gross profit                              (1,701)      (613)
Deferred income taxes                                    (726)         0
Provision for losses on accounts receivable               402        478
Decrease (increase) in assets:
    Accounts receivable                                10,283     12,059
    Inventories                                        (1,965)      (902)
    Prepaid expenses                                     (113)       (71)
    Other Assets                                            0          0
Increase (decrease) in liabilities:
     Accounts payable -- trade                           (658)    (2,111)
    Accrued liabilities                                   683     (5,903)
Net cash provided by operating activities               7,120      2,219

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment              (2,075)    (1,901)
Proceeds from sale of property, plant and equipment         0      1,805

Net cash used in investing activities                  (2,075)       (96)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings          500     (4,500)
Additions (reductions) to long-term debt               (5,898)     1,380
Principal payments on long-term debt & obligations
   under capital leases                                (1,104)      (514)
Stock options exercised and sales of capital stock
(Purchase)Sale of treasury stock                           55          8
Cash dividends                                           (649)      (645)

Net cash provided by (used in) financing activities    (7,096)    (4,272)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   (2,051)    (2,148)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        2,698      2,699

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   647    $   551

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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 3, 1996 and February 3, 1996 and the results of operations for the three months ended August 3, 1996 and July 29, 1995, for six months ended August 3, 1996 and July 29, 1995 and changes in financial position for three months ended August 3, 1996 and July 29, 1995.

3. The results of operations for the three months period ended August 3,1996 and July 29, 1995 and the six months period ended August 3, 1996 and July 29, 1995 are not necessarily indicative of the results to be expected for the full year.

                                                         Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS

1.  Prospective Information:

    During the year ended February 3, 1996, ZCMI closed the Tri-City Mall store in Mesa, Arizona. This store had been converted to an outlet store format during fiscal 1992, as were stores in the now-closed Village Fair Mall in Phoenix, Arizona, the now closed Superstition Store in Mesa, Arizona and the East Bay Mall in Provo, Utah. ZCMI did not open any stores during the fiscal year ended February 3, 1996. No new stores are planned for closing or opening during the current fiscal year.

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

2.  Liquidity and Capital Resources:

    The quick and current ratios are 1.7 and 3.9, respectively for the second quarter 1996 as compared to 1.9 and 3.6 for the same time period in 1995. This indicates that the Company's liquidity is more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the Company has ($53,500,000) are more than adequate to handle the borrowing requirements for the above mentioned items.


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

    Funding for the increased levels of inventory has increased short-term debt while long term borrowing has greatly decreased. Inventories increased because of the seasonal trend in inventory levels.

4.  Interim Period Reporting:

    Comparisons between the second quarter of our fiscal year and the fourth quarter of the prior year in the department store industry are not only meaningless, but if made, could be misleading. The Company and the industry typically records about 33% of its annual sales in the fourth quarter versus about 20% in the second quarter, due to the variation in seasonal buying patterns of consumers. Variations in net income is even greater due to the relatively fixed expenses that accrue rather evenly throughout the year. As a result many retailers have net losses in the second quarter.

    Sales increased by 2.5% in the second quarter of 1996 over the second quarter of 1995.


    Cost of goods sold have remained steady at 69.19% for the three month period ended August 3, 1996 as compared to 69.22% for the same period for 1995. Markdowns have decreased slightly to 18.0% of sales as of August 3, 1996 as compared to 18.3% during the same period ending on July 29, 1995. Selling, general, and administrative expenses have decreased as a percent of sales. As of August 3, 1996, they were 31.51% of sales while they were 32.53% of sales as of July 29, 1995.

    For the first six months of 1996, cost of goods sold remained steady as a percent of sales at 68.9%, which is unchanged from the same time period in 1995. Selling, general, and administrative expenses decreased significantly to 31.97% as a percent of sales as compared to 33.39% for the first six months of 1995.

    Operating expenses decreased in the second quarter of 1996. Pension and health insurance expenses have decreased in the second quarter. Interest income has increased over last year while at the same time,

                                                      (Continued on page 9)
                                    -8-

                                                                  Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENT

(Continued from page 8)

    interest expense has decreased. Payroll has decreased during the year even during times when there is great pressures to make payrolls competitive in the prime market areas of ZCMI.

5.  Store Closing Expenditures:

    ZCMI made a decisive move to close stores in Charleston Commons Mall in Las Vegas, Nevada and Pavilions Mall in Scottsdale, Arizona during the fiscal year ended January 31, 1992. Closing expenses during that year were $298,800. As previously mentioned, the Village Fair Mall store was closed during the fiscal year ended January 29, 1994. As part of the continuing effort to close these unprofitable stores, $650,000 was reserved from profits in fiscal 1991 for closing costs, while $4,600,000 was reserved from current year profits during fiscal 1992, and $1,900,000 reserved from current year profits in fiscal 1993. These amounts are considered sufficient to close all unprofitable stores without any further costs.

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

      1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended August 3, 1996.

      2. There were no securities of the Company sold by the Company during the three months ended August 3, 1996 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

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




                             ZIONS COOPERATIVE MERCANTILE INSTITUTION




Date September 12, 1996           Keith C. Saunders
                             Keith C. Saunders
                             Executive Vice President-CFO