Form 10-Q
period 1996-11-02
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1996-12-13
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         Form 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTER ENDED November 2, 1996
               COMMISSION FILE NUMBER 0-1391





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

                                                      Form   10-Q





              ZIONS COOPERATIVE MERCANTILE INSTITUTION

                                INDEX


   TITLE                                                 PAGE NO.

    Condensed Balance Sheet                                 1

    Condensed Income Statement                              3
     Three Months Ended Nov 2, 1996 & Oct 28, 1995

    Condensed Income Statement                              4
     Nine Months Ended Nov 2, 1996 & Oct 28, 1995

    Statements of Cash Flows                                5
     Three Months Ended Nov 2, 1996 & Oct 28, 1995

    Notes to Condensed Financial Statements                 6

    Management's Discussion and Analysis of the             7
     Condensed Income Statement

    Other Information                                      10

    Signatures                                             11

                                                            Form 10-Q

              ZIONS COOPERATIVE MERCANTILE INSTITUTION

   CONDENSED BALANCE SHEET - NOVEMBER 2, 1996 & FEBRUARY 3, 1996
                     In Thousands (000 omitted)


                       ASSETS AND OTHER DEBITS

   Current Assets:                               OCTOBER   JANUARY
                                                   1996      1996

         Cash and short term investments         $    488  $  2,698
         Accounts and Notes Receivable             44,789    52,028
         Less allowance for doubtful accounts       2,061     1,307
         Net Accts Rec. and Notes Receivable       42,728    50,721
         Inventories:
         Finished goods                            58,500    44,766
         Supplies                                   2,096     1,111

         Deferred income taxes                      2,016     1,321
         Prepaid Expenses                           1,279     2,016

         Total Current Assets                    $107,107  $102,633

   Property:
         Property, plant and equipment           $ 31,871  $ 29,683
         Less accumulated depreciation, depletion
         and amortization of property, plant and
         equipment                                 11,273     9,660
         Capital Leases, Net Accumulated Amortization
         (Note 1)                                  11,677    13,251

         Total Property                          $ 32,275  $ 33,274

   Other Assets and Deferred Charges
         Other Assets                                 322       294
         Investment in Subsidiary                     304       304

   TOTAL ASSETS AND OTHER DEBITS                 $140,008  $136,505

   See notes to financial statements



                                                      Form 10-Q

              ZIONS COOPERATIVE MERCANTILE INSTITUTION
    CONDENSED BALANCE SHEET - NOVEMBER 2, 1996 & FEBRUARY 3, 1996
                     In Thousands (000 omitted)

            LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                 OCTOBER   JANUARY
                                                   1996      1996
   Current Liabilities:
         Accounts payable - trade                $  7,283  $  7,370
         Short term borrowings - banks              9,272     2,500
         Current portion of long-term debt            332       311
         Current portion of obligations under
           capital leases                           2,233     2,291
         Accrued liabilities
           Outstanding gift certificates            1,441     1,611
           Reserve for store closings                 205       205
           Other accrued liabilities                9,117     8,960
   Deferred gain on sale and leaseback              1,608     1,608

         Total Current Liabilities               $ 31,491  $ 24,856

   Long-Term Debt:
         Bonds, mortgages and similar debt         40,343    37,886
         Capital Lease - L. Term Portion (Note 1)  16,901    18,520

   Other Liabilities and Deferred Credits:
         Deferred Fed Income Taxes                    683       683
         Deferred Gross Profit                      2,270     3,498

   Stockholders Equity:
         Capital shares                          $ 14,799  $ 14,731
         Pension Liability Adjustment              (1,909)   (1,909)
         Retained Earnings                         35,430    38,240

         Total Stockholders Equity               $ 48,320  $ 51,062

   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $140,008  $136,505


   See notes to financial statements

                                 -2-
                                                       Form 10-Q

              ZIONS COOPERATIVE MERCANTILE INSTITUTION

                      STATEMENT OF OPERATIONS
     FOR THREE MONTHS ENDED NOVEMBER 2, 1996 & OCTOBER 28, 1995
                     In Thousands (000 omitted)

                                                   1996      1995

   Net Sales                                     $ 61,237  $ 58,853
   Cost of goods sold, direct merchandising and
    buying costs                                   42,333    40,836
   Other revenues                                   1,354     1,397
   Other costs and expenses applicable to other revenue
   Selling, general and administrative expenses    19,192    18,784
   Provision for doubtful accounts and notes          249       250
   Other Income:
         Miscellaneous other income                    87       215
   Income Deductions:
         Interest and amortization of debt discount and
           expenses                                   625       696
         Interest Expense on Capital Leases (Note 1)  462       654
         Miscellaneous income deductions              408       197

   Net loss before income tax expense
     and extraordinary items                     $   (591)     (952)
   Income tax expense                                  0         0

   Net loss before extraordinary items           $   (591) $   (952)
   Extraordinary items less applicable tax             0         0

   Net Loss                                      $   (591) $   (952)


   Weighted avg number of common shares o/s      2,168,942 2,168,942
   Earnings per common share                       ($ 0.27)  ($  .44)
   Cash dividends per common share                  $ 0.15    $ 0.15


   See notes to condensed financial statements



                                 -3-
                                                               Form 10-Q


              ZIONS COOPERATIVE MERCANTILE INSTITUTION

                      STATEMENT OF OPERATIONS
     FOR NINE MONTHS ENDED NOVEMBER 2, 1996 & OCTOBER 28, 1995
                     In Thousands (000 omitted)

                                                     1996    1995

   Net Sales                                     $168,752  $161,408
   Cost of goods sold, direct merchandising and
    buying costs                                  116,424   111,461
   Other revenues                                   4,161     4,274
   Other costs and expenses applicable to other revenue
   Selling, general and administrative expenses    53,575    53,035
   Provision for doubtful acounts and notes           611       571
   Other Income:
         Miscellaneous other income                   285       495
   Income Deductions:
         Interest and amortization of debt discount
           and expenses                             1,818     2,130
         Interest Exp. on Capital Leases (Note 1)   1,385     1,960
         Miscellaneous income deductions            1,207       966

   Net loss before income tax expense
     and extraordinary items                       (1,822)   (3,976)
   Income tax expense                                   0       0

   Net loss before extraordinary items           $ (1,822) $ (3,976)
   Extraordinary items less applicable tax              0        0

   Net Loss                                      $ (1,822) $ (3,976)


   Weighted avg number of common shares o/s     2,168,942 2,168,942
   Earnings per common share                    $   (0.84) $  (1.83)
   Cash dividends per common share              $    0.15 $    0.15

   See notes to financial statements



                                 -4-

                                                           Form 10-Q

              ZIONS COOPERATIVE MERCANTILE INSTITUTION
                      STATEMENTS OF CASH FLOWS
     FOR THREE MONTHS ENDED NOVEMBER 2, 1996 & OCTOBER 28, 1995
                     In Thousands (000 omitted)

                                                 OCTOBER   OCTOBER
                                                   1996      1995
   CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                             $(1,823)  $(3,976)
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                 3,272     3,485
     Deferred gross profit                        (2,110)     (920)
   Deferred income taxes                            (726)        0
   Provision for losses on accounts receivable       692       571
   Decrease (increase) in assets:
     Accounts receivable                           7,266    10,667
     Inventories                                 (14,718)  (12,962)
     Prepaid expenses                                 42      ( 26)
     Other assets                                      0         0
   Increase (decrease) in liabilities:
     Accounts payable - trade                      4,184     4,896
     Accrued liabilities                           1,594    (5,039)
   Net cash provided by operating activities      (2,326)   (3,304)
   CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property, plant and equipment      (2,279)   (2,790)
   Proceeds from sale of property,
     plant, and equipment                              0     1,805
   Net cash used in investing activities          (2,279)    ( 985)
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decr.) in short-term borrowings   2,500    (  500)
   Additions to (from) long-term debt              2,457     4,553
   Principal payments on long-term debt &
     obligations under capital leases             (1,643)    ( 917)
   Stock options exercised and sales of capital stock
   Purchase of treasury stock                         62        53
   Sale of treasury stock
   Cash dividends                                   (981)     (968)
   Net cash provided by (used in) fin. activities  2,395     2,221
   NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                         (2,210)   (2,068)
   CASH AND CASH EQUIVALENTS AT BEG. OF PERIOD     2,698     2,699
   CASH AND CASH EQUIVALENTS AT END OF PERIOD    $   488   $   631

                                 -5-
                                                  Form 10-Q



              ZIONS COOPERATIVE MERCANTILE INSTITUTION




                    Notes to Financial Statements


   1.The Company has non-cancellable leases covering store space which expire on various dates through 2016. Some of the leases contain provisions for additional annual lease payments based on a percentage of sales at the leased store. The leases have renewal options for additional periods ranging from 50 to 69 years.

   2.In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 2, 1996 and February 3, 1996 and the results of operations for the three months ended November 2, 1996 and October 28, 1995, for nine months ended November 2, 1996 and October 28, 1995 and changes in financial position for three months ended November 2, 1996 and October 28, 1995.

   3.The results of operations for the three months period ended November 2, 1996 and October 28, 1995 and the nine months period ended November 2, 1996 and October 28, 1995 are not necessarily indicative of the results to be expected for the full year.










                                 -6-

                                                                   Form
   10-Q
              ZIONS COOPERATIVE MERCANTILE INSTITUTION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS

   1.Prospective Information:
     During the year ended February 3, 1996, ZCMI closed the Tri-City Mall store in Mesa, Arizona. This store had been converted to an outlet store format during fiscal 1992, as were stores in the now-closed Village Fair Mall in Phoenix, Arizona; the now closed Superstition Springs Mall in Mesa, Arizona and the East Bay Mall in Provo, Utah. ZCMI did not open any stores during the fiscal year ended February 3, 1996. No new stores are planned for closing or opening during the current fiscal year.

     The Company is also in the final phases of converting from a mainframe computer to a more efficient computer system. This conversion from the present IBM 4381 mainframe to an IBM AS/400 computer system is estimated to cost approximately $1,500,000 from inception to completion of the project. In addition, the South Towne store remodel has been completed at an approximate cost of $700,000.

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

   2.Liquidity and Capital Resources:
     The quick and current ratios are 1.4 and 3.4, respectively for the third quarter 1996 as compared to 1.3 and 3.0 for the same time period in 1995. This indicates that the Company's liquidity is more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the Company has ($60,000,000) are adequate to handle the borrowing requirements for the above mentioned items.

                                 -7-

                                                                    Form 10-Q
              ZIONS COOPERATIVE MERCANTILE INSTITUTION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS
         (Continued from page 7)

   3.Material Changes:
     Accounts Receivable balances normally decline from prior year end balances due to customer payments on Christmas merchandise as well as the customer using a third party charge card instead of a ZCMI charge card.

     Funding for the increased levels of inventory has increased short-term debt. Inventories increased because of the seasonal trend in inventory levels.

   4.Interim Period Reporting:
     The following table summarizes the changes in selected operating indicators, illustrating the relationships of various income and expense items to net sales for each period presented:

                                            PERCENT OF NET SALES

                             THREE                   NINE
                         MONTHS ENDED            MONTHS ENDED
                   Nov 2,1996  Oct 28,1995   Nov 2,1996 Oct 28,1996

   Net sales        100.0%      100.0%         100.0%      100.0%
   Other income, net  2.2         2.4            2.5         2.7
                    102.3       102.4          102.6       102.7

   Costs and expenses:
    Costs and merchandise sold
                     69.1        69.4           69.0        69.2
    Selling,general & admin
                     31.8        32.3           32.2        33.2

    Income(loss) from oper.
                      1.3         0.7            1.3         0.3
    Interest expense, net
                      2.3         2.3            2.4         2.8

   Net loss          (1.0)       (1.6)          (1.1)       (2.5)

    Comparisons between the third quarter of our fiscal year and the fourth quarter of the prior year in the department store industry are not only meaningless, but if made, could be misleading. The Company and the industry typically records about 33% of its annual sales in the fourth quarter versus about 20% in the third quarter, due to the variation in seasonal buying patterns of consumers.

    Variations in net income is even greater due to the relatively fixed expenses that accrue rather evenly
                                                      (Continued on page 9)
                                 -8-

                                                      Form 10-Q
              ZIONS COOPERATIVE MERCANTILE INSTITUTION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS
         (Continued from page 8)

    throughout the year. As a result many retailers have net losses in the third quarter.

    Sales increased by 4.1% in the third quarter of 1996 over the third quarter of 1995.

    Cost of goods sold decreased slightly to 69.13% for the three month period ended November 2, 1996 as compared to the same period for 1995. Markdowns have decreased slightly to 18.0% of sales as of November 2, 1996 as compared to 18.3% of sales on October 28, 1995. Selling, general, and administrative expenses have decreased as a percent of sales. As of November 2, 1996, they were 31.34% of sales while they were 32.33% of sales as of October 28, 1995.

    For the first nine months of 1996, cost of goods sold as a percent of sales remained steady at 69.0%, while for the same time period in 1995 cost of goods sold as a percent of sales was 69.1%. Selling, general, and administrative expenses decreased to 31.8% as a percent of sales.

    Operating expenses decreased in the third quarter of 1996 as compared to the same time period in 1995. Pension and health insurance expenses have decreased in the third quarter, as well as depreciation expense. Interest expense has also decreased slightly to help with reduction in expenses as compared to last year. Payroll has decreased during the year even during times when there is great pressures to make payrolls competitive in the prime market areas of ZCMI.

    "Safe Harbor" Statement

    Certain information included in this 10-Q contains statements that are forward looking. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, including, but not limited to, uncertainties affecting retail in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within primary markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other capital expenditures.

                                                                Form 10-Q


              ZIONS COOPERATIVE MERCANTILE INSTITUTION


                     PART II.  OTHER INFORMATION


   Item 1.Legal Proceedings.

      The Company is a party to routine legal proceedings incident to its business none of which, in the opinion of management, will have a material adverse effect on The Company's business or financial condition.

   Item 2.Changes in Securities

         None.

   Item 3.Defaults Upon Senior Securities.

         None

   Item 4.Submission of Matters to a Vote of Security Holders.

         None.

   Item 5.Other Information.

      1.The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended November 2, 1996.

      2.There were no securities of the Company sold by the Company during the three months ended November 2, 1996 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

   Item 6.Exhibits and Reports on Form 8-K.

         None.

                                                            Form 10-Q







                             SIGNATURES


   Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                         ZIONS COOPERATIVE MERCANTILE INSTITUTION



   Date:December 12, 1996

                                                 Keith C. Saunders,
                                            Executive Vice President - CFO