Form 10-K
period 1997-02-01
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1997-05-01
CIK 109378

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 1997
Commission File No. 0-1391
ZIONS COOPERATIVE MERCANTILE INSTITUTION
(Exact name of registrant as specified in charter)
     Utah                                    87-0196220
(State or other jurisdiction of              (I. R. S. Employer
 incorporation or organization)            Identification Number)
2200 South 900 West, Salt Lake City, Utah                84137
(Address of principal executive offices             Zip Code)
Registrant's telephone number, including area code 801-579-6179
SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
Capital Stock - $.001 par value; outstanding at April 15, 1996, 2,159,745 shares. Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X   No __
Aggregate market value at April 15, 1996 of the voting stock held by non-affiliates of the Registrant was 25,646,972.
DOCUMENTS INCORPORATED BY REFERENCE
 (1) The Registrant's Annual Report to Stockholders for the year ended February 1, 1997 (Part II).
 (2) The Registrant's 1996 Proxy Statement (Notice of Annual Meeting of Shareholders to be held May 22, 1996) pursuant to Regulation 14A (Parts I and
III).
PART I
ITEM  1.  BUSINESS.

(a) Zions Cooperative Mercantile Institution (Registrant) was organized as a Utah Corporation in 1868 and was the first full-line department store in the United States. Notwithstanding the Registrant's name, the Registrant does not operate as a cooperative, and operates in a for-profit basis. The Registrant is in the retail line of business: operating both full-line, conventional department stores, men's and women's ready to wear, specialty and outlet stores. The full-line stores are located in downtown Salt Lake City and Ogden, Utah and in regional shopping centers in the suburban Salt Lake City, Orem, Logan, Sandy, Layton, and St. George, Utah areas and in Pocatello and Idaho Falls, Idaho. The specialty and outlet stores are located in Provo, Utah and in St. George, Utah. During the year ended February 3, 1996, ZCMI closed its Tri-City store located in Mesa, Arizona. The Registrant is one of the major tenants with full-line stores in six suburban regional shopping centers in Utah.

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

Suburban store in Cottonwood Mall, 4835 Highland Drive, Salt Lake City, Utah erected in 1962 containing approximately 150,000 square feet on two levels. In 1978 a third level was added to the facility, increasing the total space of the store to 220,000 square feet. The first and second floors of the store were completely remodeled during 1979. The first floor was again partially remodeled and the second floor partially remodeled, adding 16,600 square feet during the year ended February 3, 1996. This building is considered adequate for present needs. The operating lease expires February 1, 2012.

Downtown Ogden, Utah, was an owned building erected in 1967. This building was sold during the year ended January 28, 1995 and the store location was moved across Washington Boulevard to the Ogden City Mall. The mall location contains approximately 135,000 square feet on two levels. The building is considered adequate for present needs. The operating lease expires September 2004.

Suburban store in Valley Fair Mall, 3601 South 2700 West, Salt Lake City, Utah is a one-level store of approximately 105,000 square feet erected in 1970. This store is one of three main anchor tenants of the mall. The store was partially remodeled during the year ended January 28, 1995. This building is considered adequate for present needs. The operating lease expires July 26, 2009.

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


Suburban store in South Towne Center, 10600 South 110 West, Sandy, Utah is a two-level store of approximately 200,000 square feet. The store is one of three major anchor stores of the center. The store was partially remodeled in the year ended February 1, 1997. This building is considered adequate for present needs. The operating lease expires July 31, 2011.

Suburban store in Red Cliffs enclosed mall, 1720 East Red Cliff Drive, St. George, Utah is a one level store of approximately 40,000 square feet. The store is one of three major anchor stores for the mall. This building is considered adequate for present needs. The operating lease expires
July 5, 2015.

The Registrant leases four retail, specialty, department stores in the state of Utah as follows:

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

Downtown specialty store in St. George, Utah, a store specializing in home furnishings The store contains 30,000 square feet and is considered adequate for present needs. The operating lease expires May 1, 1998.

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

There were no pending legal proceedings of a material nature to which Registrant was subject at February 1, 1997.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II
ITEM  5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        D STOCKHOLDER MATTERS.
Cash dividends are declared quarterly in January, April, July, and October each year. The range of high and low bid quotations for ZCMI's capital stock is shown below for each quarterly period during the past two years. The stock is traded on the over-the-counter market in Salt Lake City and is quoted in the local newspapers.

                    Year Ended
Quarter        1997           1996
   1      $11.50 - $12.50     $ 9.75 - $ 9.87
   2      $11.50 - $12.50     $10.75 - $12.25
   3      $11.25 - $12.00     $11.88 - $12.11
   4      $11.75 - $12.50     $10.50 - $11.50

The approximate number of stockholders at April 15, 1997 was 1,725.

ITEM  6.  SELECTED FINANCIAL DATA.
Selected Financial Data
(Dollars in thousands except per share amounts

                           1997      1996      1995      1994     1993
Net Sales & Other Income $259,599  $254,371  $244,924  $235,319 $221,830
Net Income                  1,838       582     3,624     3,153      291
Total Assets              137,618   136,505   144,630   135,947  128,635
Long-Term Debt             42,955    56,406    50,974    40,368   47,214
Per Share Amounts:
Earnings                    0.84      0.27      1.69      1.46     0.13
Cash Dividends Declared     0.60      0.60      0.60      0.60     0.60
Book Value                 23.92     23.64     24.91     23.92    22.92

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Management's Discussion and Analysis of Operations
Overview of 1996

ZCMI realized consistent sales increases in a steadily slowing local economy and, coupled with tight control of expenses and costs, managed a solid profitabilty. As shown below, total sales increased 1.9% for the year ended February 1, 1997, compared to a 3.8% increase for fiscal 1995 and a 4.1 % increase for fiscal 1994. Comparable store locations which were open for the full fiscal year in the three comparable years had overall sales increases of 2.3% for the year ended February 1, 1997 compared to 4.0% for fiscal 1995 and 4.3% for fiscal 1994. Sales increases were achieved as markets in Womens
Ready to Wear departments nationally and locally continued revivals to previous
levels.   Markets continued to be consistent in Home Furnishings and Smallwares departments, while heavy competition from liquidations and other outlets contributed to steep declines in Electronics and moderate increases in Furniture areas.

Sales

Fiscal Year:                 1996               1995                 1994
Total sales              $251,180,200        246,436,800         $237,357,400
Comp. store sales         251,180,200        245,652,000          236,092,200
Other Income                8,419,260          7,934,500            7,566,190
Net Income                  1,837,626            581,640            3,624,251
Total Sales % increase         1.9%               3.8%                4.1%
Comp. store sales % increase   2.3                4.0                 4.3
Other Inc. % increase          6.1                4.9                 3.5
Net Income per share          $0.84              $0.27               $1.69

Other income has increased by 6.1% for the year ended February 1, 1997 as
compared to an increase of 4.9% increase in fiscal 1995.   Other income is
primarily interest income from customer accounts and amortization of deferred gross profit from the sales of furniture, fixtures, and equipment. Interest income has been decreasing slightly as a result of continuing consumer usage of third party credit, such as Visa and Mastercard, and as customers pay accounts quicker to avoid interest charges. Other income from this source decreased 2.7% during the year ended February 1, 1997 after decreasing 2.0% in the previous fiscal year. An analysis of the average percent of total credit balances paid and annual turnover of credit balances is shown below. Amortization of deferred gross profit into income increased during the fiscal year ended February 1, 1997 as a result of further asset leasing creating deferred gross profit to be amortized. Net Income increased as a result of Other Income and other items covered in the analysis of operations below.

Analysis of Credit Balances

Fiscal Year:                        1996           1995            1994
Average Monthly Collection Percent 21.97           21.71%         20.89%
Annual Turnover                     2.6366          2.6052         2.5068

The collection rate has increased from 20.89% in fiscal 1994 to 21.97% in fiscal 1996 and the annual turnover has increased from 2.51 in fiscal 1994 to 2.64 in fiscal 1996. This increase in collections resulted in part from the fact that ZCMI extended the terms on Club Plan purchases from 12 months to 24 mo. during 1994 and also offered several deferred payment promotions on certain purchases for the first time in 1994. Both of these promotions raised balances while either lowering or deferring the payments from normal payment patterns. The increase in fiscal 1995 and 1996 in collections reflect a return to a more normal distribution of deferred payment promotions to regular option account sales.

During the year ended February 3, 1996, ZCMI closed the Tri-City Mall store in Mesa, Arizona. This store had been converted to an outlet store format during fiscal 1992, as were the stores in the now-closed Village Fair Mall in Phoenix, Arizona, the now-closed Superstition Springs store in Mesa, Arizona, and the E. Bay Mall store in Provo, Utah. ZCMI closed the Village Fair Mall store in Phoenix, Arizona during the year ended January 29, 1994 and closed the Superstition Springs store in Mesa, Arizona during the year ended January 28,
1995.   No stores are planned for closing or opening during the current fiscal year.

Retailing in general continues to undergo dynamic change as retailers deal with problems caused by over-storing in the East Coast and West Coast real estate markets. The retailing industry is also affected by continuing consolidation among retailers to provide more efficient, mass merchandising operations. Sales continue to struggle in retail markets on the East Coast and West Coast, with markets in growth areas in the Rockies, Midwest and South showing steady economic gains. Divisionally, Ready to Wear merchandise showed strong market growth as new lines have made significant impacts, while Junior Ready to Wear
and Men's continued level sales during fiscal year 1996.   Hard lines divisions
continued steady sales gains, while Electronics and Home Office areas were substantially lower in sales as competition from liquidating retailers and off price discounters presented significant barriers to growth. The market areas for ZCMI, although the economy is slowing somewhat, continue an outlook for good economic conditions. This is true particularly in the Utah markets, which are traditionally the prime markets of the Company. Our emphasis will be to continue building market share in the moderate and better price points while positioning quality opening price points with name-brand lines. This emphasis, together with superior customer service, position ZCMI as the dominant retailer in our markets.

ANALYSIS OF OPERATIONS
COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise and the related buying cost. Cost of merchandise sold decreased to 68.9% of sales during the year ended February 1, 1997 as depicted in the chart below. This percentage compares with 69.5% during fiscal 1995 and 68.1% during fiscal 1994.

Fiscal Year                   1996            1995            1994
Cost of Merchandise Sold   $172,950,259   $171,161,111   $161,672,320
Costs as a percent of sales   68.9%           69.5%           68.1%

The decrease in Costs of Merchandise Sold results from decreases in purchase costs from vendors, and shrinkage. These changes are summarized in the table presented below:

Cost of Merchandise Sold Factors

Fiscal Year:                       1996        1995          1994
Cost purchases percent             55.3        55.7%         55.1%
Markdowns (costed)                 11.0        11.0          10.7
Shrinkage (costed)                  0.7         0.9           0.3
Discounts on invoices              (1.4)       (1.4)         (1.4)
Workroom Costs                      1.3         1.3           1.3
Other buying costs                  2.0         2.0           2.1
Total costs of merchandise sold    68.9%       69.5%        68.1%

Comparisons between the fiscal periods noted above are affected by several trends. The decrease in the costs of purchases represents a continuing effort
to provide resources from value conscious manufacturers.   The calculation of
LIFO inventories also will affect the cost of merchandise sold. This calculation resulted in a charge to cost of merchandise sold of $608,153 during fiscal 1995, compared to a credit of $804,951 during fiscal 1994, a change of $1.4 million. LIFO charges to inventory during fiscal 1996 were only $96,863. Markdowns have continued during fiscal 1996 from continuing competition in Junior Ready to Wear areas and Electronics as previously discussed. Markdowns were high as an effect of the slowdown in ready to wear and as a result of heavy winter inventories, resulting from a warmer than normal fall market during fiscal 1995. Shrinkage decreased as new UPC code systems were streamlined allowing more accurate
recognition of markdowns.   Lastly, buying costs continue to decline as a result
of streamlining the buying function and as more efficient merchandising programs are implemented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As shown in the chart below, selling, general and administrative expenses increased slightly to 30.7% as a percent to sales and other income during the year ended February 1, 1997. This compares to 30.4% in fiscal 1995 and 30.5% in fiscal 1994. Expenses have increased in the past two years as a result of depreciation, leases, and rental of furniture, fixture and equipment due to remodeling and expansion. These fixed asset additions are discussed below in
cash flow discussions.   Also contributing to this increase are changes in
payroll due both to legislation on minimum wage taking effect and pressures from competition for labor force in the prime market areas of ZCMI.

Selling, General and Administrative Expenses

Fiscal Year                           1996           1995          1994
Selling, general and
administrative expenses            $79,713,352   $77,417,255    $74,782,477
Expenses as a percent to
sales and other income                30.7%           30.4%       30.5%
Percent increase                       3.0             3.5         7.1

Bad debt expense increased as bankruptcies among proprietary card customers continued to climb. This increase was offset by decreases in pension expense due to asset valuation increases in the stock market and in insurance expenses for group insurance plans.

FINANCIAL CONDITION

Financial Objective
The objectives of ZCMI's financial policy are to provide the Company and its shareholders with an improved return on investment, solid capital structure and a degree of financial flexibility. The Company expects that funds required to finance expansion and refurbishment of existing stores and future expansions will be provided by internally generated funds, the leasing of buildings and fixtures, and by short-term and long-term debt financing.

While short-term loan rates have increased slightly, the expected dollar level of debt financing remains such that Managment considers short-term borrowing to be the best strategy to meet working capital needs.

Cash Flows
Company funds generated by operations, investing and financing activities as reported in the Statement of Cash Flows are summarized below. See also Notes to Financial Statements for additional information regarding the Statement of Cash Flows.

Net cash from operating activities in the year ended February 1, 1997 after amortization, depreciation, and other non-cash adjustments, provided more cash than was used. Major areas of cash were provided from increases in Accounts Payable - Trade; Accrued Liabilities including Sales, Payroll, and Other Taxes Payable, Salaries and Commissions Payable, and Gift Certificates Outstanding; Reductions in Prepaid Expenses and in Accounts Receivable customer balances. Cash was used in operating activities mainly by increasing merchandise inventories. Inventory increased generally evenly across all divisions of the company with the exception of reduction of inventory levels in Electronics.

Net cash from investing activities in the year ended February 1, 1997 used more cash than was provided Cash was provided from the proceeds of the sale of property, plant and equipment which was subsequently leased back. Cash was used to purchase property, plant and equipment used primarily in the remodeling of the ZCMI South Towne Mall store. The categories of capital expenditures are summarized below:

Capital Expenditures

Fiscal Year:                          1996        1995            1994
Furniture, fixtures and equipment  $3,887,631   $2,423,607    $ 2,048,757
Store remodeling and improvement    1,360,802    2,034,137      9,088,400
Total Capital Expenditures          5,248,433    4,457,744     11,137,157
Property under capital lease                                    1,162,097
Total Additions                    $5,248,433   $4,457,744    $12,299,254


Capital expenditures during the year ended February 1, 1997 consisted of the completion of a major remodeling project on the second floor of the South Towne Mall store. A reengineering of the advertising area was completed, at which time the computer equipment, together with upgraded computer equipment in the buying area, were sold and leased back. The furniture delivery truck fleet was replaced with newer vehicles and the merchandising software project was completed.

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

Major remodeling of three stores was completed in the fiscal year ended January 28, 1995. The Cottonwood store, Layton Hills, and the Valley Fair locations
were substantially remodeled and improved.   Lastly, the Ogden store building
was sold in October, 1994 at a purchase price of $3,900,000. This transaction generated a profit in the fiscal year ended January 28, 1995 of $1,373,658.
The Ogden location then moved across Washington Boulevard to the Ogden City Mall. Extensive improvements to the existing location were made to accomodate the anticipated store size and some new fixturing and equipment was required. The new Ogden City Mall location was completed and opened in November, 1994.

Future estimated capital expenditures include normal equipment replacement estimated at $500,000 and the completion of a 40,000 square foot expansion of
the Layton Hills Mall Store estimated to cost approximately $3,000,000.   It is
anticipated that these capital expenditures will be financed by continuing operations and financing activities as described in financial objectives. Lines of credit, as shown in detail in the chart below, are considered adequate to fund the amounts necessary for capital expenditures, dividends and other cash needs.

Unsecured Lines of Credit

                                         Year ended:
Fiscal Year:                      1996           1995             1994
Used lines of credit           $34,000,000    $37,800,873     $40,307,777
Unused lines of credit          26,000,000     15,699,127       8,692,223
Total                          $60,000,000    $53,500,000     $49,000,000

Net cash used in financing activities in the year ended February 1, 1997 used more cash than was provided. Cash was provided by the sale of ZCMI capital stock to the employee 401K plan. Cash was used to decrease Lines of Credit loans, reduce principal balances on a mortgage and a long-term note payable, to pay dividends, and for principal payments made on obligations under capital leases.

As a result of the above, there was a decrease in cash and cash equivalents during the year ended February 1, 1997.

Financial Ratios
Liquidity and capital resources can be measured by the following ratios:

Ratios

Fiscal Year:                        1996           1995          1994
Cash and short-term investments $ 1,467,308   $ 2,698,087   $ 2,698,893
Net accounts receivable          50,573,755    50,721,239    54,678,782
Total                            52,041,063    53,419,326    57,377,675
Total current assets            103,693,709   102,633,186   105,840,299
Total current liabilities        37,797,651    24,856,073    35,646,878
Quick ratio                          1.38           2.15         1.61
Current ratio                        2.74           4.13         2.97
Long term debt                   45,159,529    59,008,257   52,909,621
Stockholders equity              51,775,920    51,062,144   53,570,680
Total capitalization            $96,935,449  $110,070,401  106,480,301
LT Debt to Equity Ratio             87.2%         115.6%        98.8%
LT Debt to Capitalization Ratio    46.6%           53.6%        49.7%
Return on Equity                    3.6             1.1%         6.8%

As indicated in the table above, the quick ratio has decreased from 2.15 times in the year ended February 1, 1997 to 1.38 times in the year ended February 1,
1997.   This is a result of a transfer of borrowings from long term to short term, pending final approval by banks which would again classify the borrowings
as long term.   In general, short term borrowings have been decreased by
switching to longer term borrowings, for reasons stated above. The current ratio also decreased from 4.13 times in the year ended February 3, 1996 to 2.74 times in the year ended February 1, 1997, for much the same reasons as previously noted. As a result of the shift to long term borrowing, both the debt to equity ratio and the debt to capitalization ratio generally increase, although this
year the transfer has caused a decrease.   Both of the ratios are also affected
by the pension liability adjustment. If the pension liability adjustment was not included in the LT Debt to Capitalizaiton ratio, the ratio would be 45.7%. Likewise, if the pension liability adjustment was not included in the LT Debt to Equity ratio, that ratio would be 84.3%.


Inflation and Pension Effect

Inflation has been in an acceptable range for the past three years and has not had a significant effect on ZCMI's sales growth. The Bureau of Labor Statistics Index increase for the year ended February 1, 1997 was 0.9% compared to a
increase of 0.7% in fiscal 1995.   However, since ZCMI uses the LIFO method for
valuing inventories, the increase does have an effect on the cost of merchandise sold. The LIFO charge to cost of merchandise sold for the year ended February 1, 1997 was $96,863, compared to a charge to cost of merchandise sold of $608,153 in fiscal 1995 and a credit to cost of merchandise sold of $804,951 in fiscal 1994.

As noted in the financial statements, actuarial estimates utilizing the discount rate of 7.75% were used in computing the pension expense for the year ended February 1, 1997. Actuaries expect that the discount rate for ZCMI would be higher than most because a) the ZCMI plan is a career-average plan rather than a final-pay plan; and b) over half of the ZCMI liabilities comes from retired participants. This results in ZCMI liabilities in the plan being much shorter in duration than the average plan, justifying the higher discount rate.

Anticipated Effect of Pronouncements

In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, " Earnings per Share". This pronouncement establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 simplifies the approach for computing earnings per share previously found in Accounting Principles Board
(APB) Opinion No. 15. A full explanation of the differences in methodology is contained in the footnote no. 8 of the Notes to Financial Statements. SFAS No. 128 is effective for financial staements issued for periods ending after December 15, 1997. This pronouncement is not expected to materially affect ZCMI.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information for response to the financial statements portion of this item is contained in Exhibit 13 attached to this Form 10-K. Selected quarterly financial data required by this item is not furnished because ZCMI's capital stock is not quoted on the National Association of Securities Dealers Automated Quotation System.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.
There has been no change of accountants during the twenty-four months prior to February 1, 1997. Therefore, no response to this item is necessary.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information for response to this item is contained in the 1997 Proxy Statement incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
Information for response to this item is contained in the 1997 Proxy Statement incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Information for response to this item is contained in the 1997 Proxy Statement incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Information for response to this item is contained in the 1997 Proxy Statement incorporated herein by reference.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
 (a)  1.  Financial Statements:
                                                                    Page
     Independent Auditors' Report                                     *
     Balance Sheets as of February 1, 1997 and February 3, 1996       *
     Statements of Income for the Years Ended February 1, 1997,
         February 3, 1996, and January 28, 1995                       *
     Statements of Stockholders' Equity for the Years Ended
         February 1, 1997, February 3, 1996, and January 28, 1995     *
     Statements of Cash Flows for the Years Ended
         February 1, 1997, February 3, 1996, and January 28, 1995     *
     Notes to Financial Statements                                    *

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.
*    Refer to Exhibit 13 attached to this Form 10-K
  3. Exhibits
     Exhibit No.
   (3)    Articles of incorporation and by-laws   Previously filed
   (4)    Instruments defining the rights of security
          holders, including indentures           Previously filed
   (9)    Voting Trust Agreements                 None
  (10)    Material contracts                      Previously filed
  (11)    Statement regarding computation of      Refer to Annual Report to
          per share earnings                      Stockholders for the period
                                                  ended February 1, 1997
                                                  incorporated herein
                                                  by reference
  (12)    Statements regarding computation of
          ratios                                  Not applicable
  (13)    Annual report to stockholders           Filed attached
  (18)    Letter regarding change in accounting
          principles                              Not applicable
  (19)    Previously unfiled documents            None
  (22)    Subsidiaries of ZCMI                    None
  (23)    Published report regarding matters
          submitted to vote of stockholders       None
  (25)    Power of attorney                       None
  (29)    Information from reports furnished to state
          insurance regulatory authorities        None
          (b)  Reports on Form 8-K                None
          (C)  Refer to (a) (3) above
          (d)  Separate financial statements - not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)   ZIONS COOPERATIVE MERCANTILE INSTITUTION
By (Signature and Title)                          EXECUTIVE V.P. - CFO
Date                , 1997
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(Signature and Title)                             President and Director

(Date)              , 1997
(Signature and Title)                             Executive V.P., CFO, and
Director
(Date)              , 1997
(Signature and Title)                             Vice President and Director

(Date)              , 1997
(Signature and Title)                             Director
(Date)              , 1997

(Signature and Title)                             Director
(Date)              , 1997
(Signature and Title)                             Director
(Date)              , 1997

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in this Registration Statement No. 33-1272 of Zions Cooperative Mercantile Institution on Form S-8 of our report dated April 11, 1997, appearing in and incorporated by reference in the Annual Report on Form 10-K of Zions Cooperative Mercantile Institution for the year ended February 1, 1997.


Salt Lake City, Utah
April 30, 1997