Form 10-Q
period 1997-05-03
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1997-06-13
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED May 3, 1997
                  COMMISSION FILE NUMBER 0-1391





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

               Form 10-Q


             ZIONS COOPERATIVE MERCANTILE INSTITUTION

                              INDEX


TITLE                                                 PAGE NO.

Condensed Balance Sheet                                   1

Condensed Income Statement                                3
      Three Months Ended May 3, 1997 & May 4, 1996

Condensed Statement of Cash Flows                         4
          May 3, 1997 & May 4, 1996

Notes to Condensed Financial Statements                   5

Management's Discussion and Analysis of                   6
      Financial Condition and Results of Operations

Other Information                                         9

Signatures                                                10

                    Form 10-Q

             ZIONS COOPERATIVE MERCANTILE INSTITUTION

     CONDENSED BALANCE SHEET - MAY 3, 1997 & FEBRUARY 1, 1997
                    In Thousands (000 omitted)


                     ASSETS AND OTHER DEBITS

Current Assets:                                    APRIL    JANUARY
                                                   1997       1997
     Cash and cash items                          $   606   $ 1,467
     Accounts and Notes Receivable                 46,327    51,908
     Less allowance for doubtful accounts           1,623     1,334
     Net Accounts Receivable and Notes Receivable  43,704    50,574
     Inventories:
          Finished goods-LIFO cost, retail method  48,840    48,180
          Supplies - FIFO cost                      1,628       883
     Prepaid Expenses                               1,356     1,107
     Deferred Income Taxes                          1,483     1,483

          Total Current Assets                    $97,617   103,694

Property:
     Property, plant and equipment                $34,380   $33,573
     Less accumulated depreciation, depletion
      and amortization of property, plant and
      equipment                                    12,363    11,687
     Capital Leases, Net Accumulated Amortization
      (Note 1)                                     10,818    11,216

          Total Property                          $32,835   $33,102

Other Assets and Deferred Charges:
     Other Assets                                     322       322
     Investment in Subsidiary                         304       304
LT Note Receivable                                    275         0

TOTAL ASSETS AND OTHER DEBITS                    $131,353  $137,422

See notes to condensed financial statements


                      Form 10-Q

             ZIONS COOPERATIVE MERCANTILE INSTITUTION

     CONDENSED BALANCE SHEET - MAY 3, 1997 & FEBRUARY 1, 1997
                    In Thousands (000 omitted)

          LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                    APRIL    JANUARY
                                                     1997      1997
Current Liabilities:
     Accounts payable - trade                     $  4,311  $  9,270
     Short term borrowings - banks                   5,525    10,000
     Current portion of long-term debt                 348       340
     Current portion of obligations under capital
       leases                                        1,777     1,864
     Accrued liabilities
          Outstanding gift certificates              1,907     1,935
          Other accrued liabilities                  8,946    12,466
Deferred gain on sale and leaseback                  1,924     1,924

          Total Current Liabilities               $ 24,738  $ 37,799

Long-Term Debt:
     Bonds, mortgages and similar debt              35,389    26,246
     Capital Lease - Long Term Portion (Note 1)     16,331    16,709

Other Liabilities and Deferred Credits:
     Deferred Fed Income Taxes                        (196)     (196)
     Deferred Gross Profit                           4,610     5,090

Stockholders Equity:
     Capital shares                               $ 14,706  $ 14,818
     Pension Liability Adjustment                   (1,808)   (1,808)
     Other stockholders equity                      37,583    38,764

          Total Stockholders Equity               $ 50,481  $ 51,774

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY         $131,353  $137,422

See notes to condensed financial statements



               Form 10-Q

             ZIONS COOPERATIVE MERCANTILE INSTITUTION

CONDENSED INCOME STATEMENT THREE MONTHS ENDED May 3, 1997 & MAY 4, 1996
                    In Thousands (000 omitted)

                                                   1997      1996

Net Sales                                         $54,340   $54,083
Cost of goods sold, direct merchandising and
  buying costs                                     36,893    37,118
Other revenues                                      1,412     1,582
Other costs and expenses applicable to other revenue   0        0
Selling, general and administrative expenses       18,293    17,542
Provision for doubtful accounts and notes             232       185
Other Income:
     Miscellaneous other income                       168        86
Income Deductions:
     Interest and amortization of debt discount and
       expenses                                       604       595
     Interest Expense on Capital Leases (Note 1)      363       461
     Miscellaneous income deductions                  366       394


Net loss before income tax expense and
  extraordinary items                             $  (831)  $ (544)
Income tax expense                                     0        0

Net loss before extraordinary items               $  (831)  $ (544)
Extraordinary items less applicable tax                 0        0

Net Loss                                          $  (831)  $ (544)


Weighted avg. no. of common shares outstanding   2,208,920 2,168,942
Earnings per common share                         $ (0.38)  $ (0.25)
Cash dividends per common share                   $  0.16   $  0.15

See notes to condensed financial statements




               Form 10-Q

             ZIONS COOPERATIVE MERCANTILE INSTITUTION

   CONDENSED STATEMENT OF CASH FLOWS May 3, 1997 & May 4, 1996
                    In Thousands (000 omitted)
                                                   April    April
                                                   1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                              $   (831)    $ (544)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                1,094      1,090
     Deferred gross profit                       (2,402)    (1,291)
Deferred income taxes                               0         (726)
Provision for losses on accounts receivable         232        185
Decrease (increase) in assets:
     Accounts receivable                          6,638      7,193
     Inventories                                 (1,406)    (3,564)
     Prepaid expenses                              (249)      (440)
     Other Assets                                   0           0
Increase (decrease) in liabilities
     Accounts payable -- trade                   (2,434)      (865)
     Accrued liabilities                         (1,622)       923
Net cash provided by operating activities          (980)     1,961

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment          (826)      (595)
Proceeds from sale of property, plant and equipment 0           0
Net cash used in investing activities              (826)      (595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings (7,000)       500
Additions (Reductions) to long-term debt          9,144     (3,120)
Principal payments on long-term debt obligations   (458)      (552)
   under capital leases
Stock options exercised and sales of capital stock (112)        0
(Purchase) Sale of treasury stock                   0           45
Cash dividends                                     (353)      (324)
Long Term Investments                              (275)        0
Net cash provided by (used in) financing activities 946     (3,451)
NET INCR. (DECREASE) IN CASH AND CASH EQUIVALENTS  (860)    (2,086)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    1,466      2,698

CASH AND CASH EQUIVALENTS AT END OF PERIOD          606        612

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


2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 3, 1997 and the results of operations for three months ended May 3, 1997, and May 4, 1996 and changes in financial position for three months ended May 3, 1997 and May 4, 1996.


3.   The results of operations for the three months period   ended May 3, 1997
     are not necessarily indicative of the results to be expected for the full year.



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

     The Company is in the process of adding an additional 40,000 square feet of space to the Layton Hills store. The cost to ZCMI for this addition will be approximately $3,000,000. In addition, the South Towne store remodel has been completed at an approximate cost of $700,000. The Company has also completed the conversion of IBM 4831 mainframe computer to the IBM AS/400 computer. Future estimated capital expenditures include normal equipment replacement are estimated at $500,000.

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

2.   Liquidity and Capital Resources:
     The quick and current ratios are 1.8 and 3.9, respectively for the first quarter of 1997 as compared with 1.8 and 4.1 during 1996. This indicates that the Company's liquidity is more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the Company has ($53,000,000) are more than adequate to handle the borrowing
                                   (Continued on page 7)

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

4.   Interim Period Reporting:
     The following table summarizes the changes in selected operating indicators, illustrating the relationships of various income and expense items to net sales for each period presented:

                                         Percent of Net Sales
                                               THREE
                                            MONTHS ENDED
                                       May 4, 1997    May 3, 1997
    Net Sales                          100.0%         100.0%
    Other Income, net                    2.6            2.9
                                       102.6          102.9

    Costs and expenses:
         Costs & merchandise sold       67.9           68.6
         Selling, general & admin.      34.3           33.2

         Income(loss) from operations    0.4            1.1
    Interest expense, net                1.9            2.1
    Net loss                            (1.5)          (1.0)

    Comparisons between the first quarter of our fiscal year and the fourth quarter of the prior year in the department store industry are not only meaningless, but if made, could be misleading. The Company and the industry typically records about 33% of its annual
    (Continued on page 8)



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

    Sales increased by 0.5% in the first quarter of 1997 over the first quarter of 1996.

    Costs of goods sold have declined slightly to 67.9% for the three month period ended May 3, 1997 as compared to 68.6% for the same period for 1996. Markdowns have remained steady at 17.9% of sales as of May 3, 1997 as compared to 17.4% of sales on May 4,1996. Selling, general, and administrative expenses have increased slightly as a percent of sales.
    As of May 3, 1997, they were 33.7% of sales while they were 32.4% of sales as of May 4, 1996.

    Operating expenses increased in the first quarter of 1997 due to an increase in pension and health insurance expenses. Payroll has also continued to increase dramatically during the year due to pressures as competitive payrolls continue to rise in the prime market areas of ZCMI. Interest income has continued to increase over last year while at the same time increasing interest expense has offset this increase.

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

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

    1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended May 3, 1997.

    2. There were no securities of the Company sold by the Company during the three months ended May 3, 1997 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

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








                        ZIONS CO-OPERATIVE MERCANTILE INSTITUTION





Date  June 13, 1997
                        Keith C. Saunders, Secretary
                        Executive Vice President











                               -10-