Form 10-Q
period 1997-08-03
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1997-09-10
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED  July 31, 1997
                 COMMISSION FILE NUMBER 0-1391





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

 Yes    X                     No

 Number of Shares outstanding:     Common Stock  2,201,947 shares
                               Other shares, none
                                                       Form 10-Q

            ZIONS COOPERATIVE MERCANTILE INSTITUTION

                             INDEX


     TITLE                                                 PAGE NO.


     Balance Sheet                                             1
      August 2, 1997 & February 1, 1997


     Statement of Income                                       3
      Three Months Ended August 2, 1997 & August 3, 1996


     Statement of Income                                       4
      Six  Months Ended August 2, 1997 & August 3, 1996


     Condensed Statement of Cash Flows                         5
      Three Months Ended August 2, 1997 and August 3,1996


     Notes to Condensed Financial Statements                   6


     Management's Discussion and Analysis of the               7
      Condensed Income Statements


     Other Information                                        10


     Signatures                                               11
                            Form 10-Q

            ZIONS COOPERATIVE MERCANTILE INSTITUTION

        BALANCE SHEET - AUGUST 2, 1997 & FEBRUARY 1, 1997
                   In Thousands (000 omitted)


                    ASSETS AND OTHER DEBITS


 Current Assets:
                                                   JULY     JANUARY
                                                   1997       1997

     Cash and cash items                           $   367   $ 1,467
     Accounts and Notes Receivable                  41,235    51,908
     Less allowance for doubtful accounts            1,904     1,334
     Net Accounts Receivable and Notes Receivable   39,331    50,574
     Inventories:
          Finished goods - LIFO cost, retail method 47,649    48,180
          Supplies - FIFO cost                       1,874       883

     Prepaid Expenses                                1,255     1,107
     Deferred Income Taxes                           1,484     1,483

          Total Current Assets                     $91,960   103,694

 Property:
     Property, plant and equipment                 $35,804   $33,573
     Less accumulated depreciation, depletion
      and amortization of property, plant & equip.  13,036    11,687
     Capital Leases, Net Accumulated Amortization
     (Note 1)                                       10,420    11,216
          Total Property - Net                     $33,188   $33,102

 Other Assets and Deferred Charges:
     Other Assets                                      322       322
     Investment in Subsidiary                          304       304
 LT Note Receivable                                    600         0

 TOTAL ASSETS AND OTHER DEBITS                    $126,374  $137,422

 See Notes to condensed financial statements

                              Form 10-Q

            ZIONS COOPERATIVE MERCANTILE INSTITUTION

       BALANCE SHEET - AUGUST 2, 1997 & FEBRUARY 1, 1997
                   In Thousands (000 omitted)

         LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                    JULY     JANUARY
                                                    1997      1997
 Current Liabilities:
     Accounts payable - trade                     $ 3,989   $ 9,270
     Short term borrowings - banks                  7,000    10,000
     Current portion of long-term debt                356       340
     Current portion of obligations under capital
       leases                                       1,690     1,864
     Accrued liabilities
          Outstanding gift certificates             1,840     1,935
          Other accrued liabilities                 8,299    12,466
     Deferred gain on sale and leaseback            1,924     1,924
               Total Current Liabilities          $25,098   $37,799

 Long-Term Debt:
     Bonds, mortgages and similar debt             33,064    26,246
     Capital Lease - Long Term Portion (Note 1)    15,952    16,709

 Other Liabilities and Deferred Credits:
     Deferred Fed Income Taxes                       (196)     (196)
     Deferred Gross Profit                          4,131     5,090

 Stockholders Equity:
     Capital shares                               $14,712   $14,818
     Pension Liability Adjustment                  (1,808)   (1,808)
     Other stockholders equity                     35,421    38,764

          Total Stockholders Equity               $48,325   $51,774

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY       $126,374  $137,422


 See notes to condensed financial statements

                              Form 10-Q

            ZIONS COOPERATIVE MERCANTILE INSTITUTION

                   CONDENSED INCOME STATEMENT
  FOR THE THREE MONTHS ENDED AUGUST 2, 1997 & AUGUST 3,1996
                   In Thousands (000 omitted)

                                                   1997      1996
 Net Sales                                        $52,561   $53,432
 Cost of goods sold, direct merchandising and
   buying costs                                    35,712    36,973
 Other revenues                                     1,250     1,225
 Other costs and expenses applicable to other revenue
                                                       0         0
 Selling, general and administrative expenses      18,488    16,841
 Provision for doubtful accounts and notes            229       177

 Other Income:
     Miscellaneous other income                       107       112
 Income Deductions:
     Interest and amortization of debt discount and
       expenses                                       525       598
     Interest Expense on Capital Leases (Note 1)      365       462
     Miscellaneous income deductions                  408       405

 Net loss before income tax expense and
   extraordinary items                            $(1,809)  $  (687)
 Income tax expense                                    0         0

 Netloss before extraordinary items               $(1,809)  $  (687)
 Extraordinary items less applicable tax               0         0

 Net Loss                                         $(1,809)  $  (687)


 Weighted avg number of common shares o/s        2,201,947 2,168,942
 Earnings per common share                        $ (0.82)  $ (0.32)
 Cash dividends per common share                  $  0.16   $  0.15



 See notes to condensed financial statements

                         Form 10-Q


            ZIONS COOPERATIVE MERCANTILE INSTITUTION

                   CONDENSED INCOME STATEMENT
   FOR THE SIX MONTHS ENDED AUGUST 2, 1997 & AUGUST 3, 1996
                   In Thousands (000 omitted)


                                                    1997      1996
 Net Sales                                        $106,901  $107,515
 Cost of goods sold, direct merchandising and
  buying costs                                      72,606    74,091
 Other revenues                                      2,662     2,807
 Other costs and expenses applicable to other rev.       0         0
 Selling, general and administrative expenses       36,781    34,383
 Provision for doubtful accounts and notes             481       362

 Other Income:
     Miscellaneous other income                        275       198
 Income Deductions:
     Interest and amortization of debt discount
       and expenses                                  1,129     1,193
     Interest Expense on Capital Leases (Note 1)       728       923
     Miscellaneous income deductions                   773       799

 Net loss before income tax expense and
   extraordinary items                              (2,640)   (1,231)
 Income tax expense                                    0         0

 Net loss before extraordinary items                (2,640)   (1,231)
 Extraordinary items less applicable tax               0         0

 Net loss                                         $ (2,640) $ (1.231)


 Weighted avg number of common shares o/s        2,201,947  2,168,942
 Earnings per common share                        $( 1.20)  $ (0.57)
 Cash dividends per common share                  $  0.16   $  0.15


 See notes to condensed financial statements

                     Form 10-Q
            ZIONS COOPERATIVE MERCANTILE INSTITUTION

               CONDENSED STATEMENT OF CASH FLOWS
                AUGUST 2, 1997 & AUGUST 3, 1997
                   In Thousands (000 omitted)
                                                    July      July
                                                    1997      1996
 Net Income (loss)                                $(2,640)  $(1,231)
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                  2,167     2,146
     Deferred gross profit                         (2,883)   (1,701)
 Deferred income taxes                                  0     ( 726)
 Provision for losses on accounts receivable          461       402
 Decrease (increase) in assets:
     Accounts receivable                           10,782    10,283
     Inventories                                     (462)   (1,965)
     Prepaid expenses                                (148)     (113)
     Other Assets                                       0         0
 Increase (decrease) in liabilities:
      Accounts payable -- trade                    (5,280)     (658)
     Accrued liabilities                           (2,337)      682
 Net cash provided by operating activities           (340)    7,119

 CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property, plant and equipment         (2,252)   (2,075)
 Proceeds from sale of FF & E                           0         0
 Net cash used in investing activities             (2,252)   (2,075)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings  (3,000)      500
 Additions (reductions) to long-term debt           6,819    (5,898)
 Principal payments on long-term debt & obligations
    under capital leases                             (916)   (1,104)
 Stock options exercised and sales of capital stock
 (Purchase)Sale of treasury stock                    (106)       55
 Cash dividends                                      (705)     (649)
 Long Term Investments                               (600)
 Net cash provided by (used in) fin. activities     1,492    (7,096)

 NET INCR. (DECREASE) IN CASH AND CASH EQUIVALENTS (1,100)   (2,051)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   1,467     2,698
 CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   367   $   647

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

 2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 2, 1997 and February 1, 1997 and the results of operations for the three months ended August 2, 1997 and August 3, 1996, for six months ended August 2, 1997 and August 3, 1996 and changes in financial position for three months ended August 2, 1997 and August 3, 1996.

 3.  The results of operations for the three months period ended August
      2,1997 and August 3, 1996 and the six months period ended August 2, 1997 and August 3, 1996 are not necessarily indicative of the results to be expected for the full year.
















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

     The Company is in the process of adding an additional 40,000 square feet of space to the Layton Hills store. The cost to ZCMI for this addition will be approximately $4,200,000. In addition, the South Towne store remodel has been completed at an approximate cost of $700,000. The Company has also completed the conversion of IBM 4831 mainframe computer to the IBM AS/400 computer. Future estimated capital expenditures including normal equipment replacement are estimated at $500,000. The Company is presently evaluating opportunities for expansion of current locations and opportunities for new store locations. Capital expenditure costs will be influenced by those evaluations.

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

 2.  Liquidity and Capital Resources:
     The quick and current ratios are 1.6 and 3.7, respectively for the second quarter 1997 as compared to 1.7 and 3.9 for the same time period in 1996. This indicates that the Company's liquidity is more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the Company has ($53,500,000) are more than adequate to handle the borrowing requirements for the above mentioned items.
               (Continued on page 8)
                              -7-
                       Form 10-Q
            ZIONS COOPERATIVE MERCANTILE INSTITUTION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENT (Continued from page 7)

 3.  Material Changes:
     Accounts Receivable balances normally decline from prior year end balances due to customer payments on Christmas merchandise as well as the customer using a third party charge card instead of a ZCMI charge card.

     Funding for the purchases of inventory has increased short-term debt while long-term borrowing has greatly decreased. Inventories decreased because of the seasonal trend in inventory levels.

 4.  Interim Period Reporting:
     The following table summarizes the changes in selected operating indicators, illustrating the relationships of various income and expense items to net sales for each period presented:

                                            PERCENT OF NET SALES
                                             THREE MONTHS ENDED
                                        Aug 2, 1997      Aug 3, 1996
     Net Sales                            100.0%            100.0%
     Other Income, net                      2.4               2.3
                                          102.4             102.3
     Costs and expenses:
          Costs & merchandise sold         67.9              69.2
          Selling, general & admin.        35.2              31.5

          Income(loss) from operations     (0.7)              1.6
     Interest expense, net                 (2.7)             (2.9)
     Net loss                              (3.4)             (1.3)

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

                         Form 10-Q
            ZIONS COOPERATIVE MERCANTILE INSTITUTION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENT (Continued from page 8)

     Sales decreased by 1.6% in the second quarter of 1997 over the second quarter of 1996.

     Cost of goods sold has decreased to 67.94% for the three month period ended August 2, 1997 as compared to 69.19% for the same period for 1996. Markdowns have increased slightly to 18.3% of sales as of August 2, 1997 as compared to 18.0% during the same period ending on August 3, 1996. Selling, general, and administrative expenses have increased as a percent of sales. As of August 2, 1997, they were 35.17% of sales while they were 31.52% of sales as of August 3, 1996.

     For the first six months of 1997, cost of goods sold declined slightly as a percent of sales to 67.9%, as compared to 68.9% for the same time in 1996. Selling, general, and administrative expenses increased significantly to 34.41% for the first six months of 1997 as a percent of sales as compared to 31.98% for the first six months of 1996.

     Operating expenses increased during the second quarter of 1997 and for the first six months of the year. Pension and health insurance expenses have increased during the first half of 1997 due to increased medical costs. Provisions for bad debts has increased during the first six months due to an increasing number of bankruptcies and charge offs. Payroll has increased during the year due to the rise in minimum wages. The increase in payroll also comes during a time when there are great pressures to make payrolls competitive in the prime market areas of ZCMI. Depreciation expense has also increased greatly during the first half of the year due to an increase in pruchased equipment and fixtures during the past year.

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

          None.

 Item 3.  Defaults Upon Senior Securities.

          None

 Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

 Item 5.  Other Information.

       1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended August 2, 1997.

       2. There were no securities of the Company sold by the Company during the three months ended August 2, 1997 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

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




                    ZIONS COOPERATIVE MERCANTILE INSTITUTION




 Date September 12, 1997           Keith C. Saunders
                              Keith C. Saunders
                         Executive Vice President-CFO