Form 10-Q
period 1997-11-01
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1997-12-10
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTER ENDED November 1, 1997
                 COMMISSION FILE NUMBER 0-1391





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

 Yes    X                     No


 Number of Shares outstanding:     Common Stock  2,204,984 shares
                              Other shares, none

                                                        Form 10-Q





               ZIONS COOPERATIVE MERCANTILE INSTITUTION

                                 INDEX


 TITLE                                                   PAGE NO.

    Condensed Balance Sheet                                 1

    Condensed Income Statement                              3
     Three Months Ended Nov 1, 1997 & Nov 2, 1996

    Condensed Income Statement                              4
     Nine Months Ended Nov 1, 1997 & Nov 2, 1996

    Statements of Cash Flows                                5
     Three Months Ended Nov 1, 1997 & Nov 2, 1996

    Notes to Condensed Financial Statements                 6

    Management's Discussion and Analysis of the             7
     Condensed Income Statement

    Other Information                                      10

    Signatures                                             11

                                                                Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

      CONDENSED BALANCE SHEET - NOVEMBER 1, 1997 & FEBRUARY 1, 1997
                        In Thousands (000 omitted)

                          ASSETS AND OTHER DEBITS

Current Assets:                                       OCTOBER   JANUARY
                                                         1997      1997

    Cash and short term investments                   $    693  $  1,467
    Accounts and Notes Receivable                       43,737    51,908
    Less allowance for doubtful accounts                 2,286     1,334
    Net Accounts Receivable and Notes Receivable        41,451    50,574
    Inventories:
         Finished goods                                 57,783    48,180
         Supplies                                        2,105       883

    Deferred income taxes                                1,172     1,107
    Prepaid Expenses                                     1,483     1,483

         Total Current Assets                         $104,687  $103,694

Property:
    Property, plant and equipment                     $ 35,376  $ 33,573
    Less accumulated depreciation, depletion
    and amortization of property, plant and
    equipment                                           13,779    11,687
    Capital Leases, Net Accumulated Amortization
    (Note 1)                                            10,021    11,216

         Total Property                               $ 31,618  $ 33,102

Other Assets and Deferred Charges
    Other Assets                                           322       322
    Investment in Subsidiary                               304       304
LT Note Receivable                                         600        0

TOTAL ASSETS AND OTHER DEBITS                          $137,531 $137,422

See notes to financial statements
                                    -1-

                                                           Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
       CONDENSED BALANCE SHEET - NOVEMBER 1, 1997 & FEBRUARY 1, 1997
                        In Thousands (000 omitted)

               LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                      OCTOBER   JANUARY
                                                        1997      1997
Current Liabilities:
    Accounts payable - trade                          $  7,278  $  9,270
    Short term borrowings - banks                        9,101    10,000
    Current portion of long-term debt                      544       340
    Current portion of obligations under
      capital leases                                     1,602     1,864
    Accrued liabilities
      Outstanding gift certificates                      1,927     1,935
      Other accrued liabilities                         11,346    12,466
    Deferred gain on sale and leaseback                  1,924     1,924

         Total Current Liabilities                    $ 33,722  $ 37,799

Long-Term Debt:
    Bonds, mortgages and similar debt                   37,791    26,246
    Capital Lease - Long Term Portion (Note 1)          15,574    16,709

Other Liabilities and Deferred Credits:
    Deferred Fed Income Taxes                             (196)     (196)
    Deferred Gross Profit                                3,651     5,090

Stockholders Equity:
    Capital shares                                    $ 14,732  $ 14,818
    Pension Liability Adjustment                        (1,808)   (1,808)
    Retained Earnings                                   34,065    38,764

         Total Stockholders Equity                    $ 46,989  $ 51,774

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY              $137,531 $137,422

See notes to financial statements


                                    -2-
                                                            Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

                         STATEMENT OF OPERATIONS
        FOR THREE MONTHS ENDED NOVEMBER 1, 1997 & NOVEMBER 2, 1996
                        In Thousands (000 omitted)

                                                        1997      1996
Net Sales                                             $ 60,577  $ 61,237
Cost of goods sold, direct merchandising and
 buying costs                                           42,401    42,333
Other revenues                                           1,430     1,354
Other costs and expenses applicable to other revenue
Selling, general and administrative expenses            18,915    19,192
Provision for doubtful accounts and notes                  356       249
Other Income:
    Miscellaneous other income                             149        87
Income Deductions:
    Interest and amortization of debt discount and
      expenses                                             756       625
    Interest Expense on Capital Leases (Note 1)            364       462
    Miscellaneous income deductions                        373       408

Net loss before income tax expense
  and extraordinary items                             $ (1,009)     (591)
Income tax expense                                          0         0

Net loss before extraordinary items                   $ (1,009) $   (591)
Extraordinary items less applicable tax                     0         0

Net Loss                                              $ (1,009) $   (591)


Weighted average number of common shares outstanding   2,204,984 2,168,942
Earnings per common share                               ($ 0.46)  ($ 0.27)
Cash dividends per common share                          $ 0.16    $ 0.15

See notes to condensed financial statements



                                    -3-
                                                          Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

                         STATEMENT OF OPERATIONS
        FOR NINE MONTHS ENDED NOVEMBER 1, 1997 & NOVEMBER 2, 1996
                        In Thousands (000 omitted)

                                                          1997    1996
Net Sales                                             $167,478  $168,752
Cost of goods sold, direct merchandising and
 buying costs                                          115,007   116,424
Other revenues                                           4,092     4,161
Other costs and expenses applicable to other revenue
Selling, general and administrative expenses            55,696    53,575
Provision for doubtful acounts and notes                   817       611
Other Income:
    Miscellaneous other income                             424       285
Income Deductions:
    Interest and amortization of debt discount
      and expenses                                       1,885     1,818
    Interest Expense on Capital Leases (Note 1)          1,092     1,385
    Miscellaneous income deductions                      1,146     1,207

Net loss before income tax expense
  and extraordinary items                               (3,649)   (1,822)
Income tax expense                                           0       0

Net loss before extraordinary items                   $ (3,649) $ (1,822)
Extraordinary items less applicable tax                      0        0

Net Loss                                              $ (3,649) $ (1,822)


Weighted average number of common shares outstanding  2,204,984  2,168,942
Earnings per common share                             $   (1.65) $  (0.84)
Cash dividends per common share                       $    0.16 $    0.15

See notes to financial statements



                                    -4-

                                                      Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
                         STATEMENTS OF CASH FLOWS
       FOR THREE MONTHS ENDED NOVEMBER 1, 1997 & NOVEMBER 2, 1996
                        In Thousands (000 omitted)
                                                      OCTOBER   OCTOBER
                                                        1997      1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                     $(3,649)  $(1,823)
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                         3,364     3,272
  Deferred gross profit                                (3,362)   (2,110)
Deferred income taxes                                       0      (726)
Provision for losses on accounts receivable               817       692
Decrease (increase) in assets:
  Accounts receivable                                   8,306     7,266
  Inventories                                         (10,826)  (14,718)
  Prepaid expenses                                        (64)       42
  Other assets                                              0         0
Increase (decrease) in liabilities:
  Accounts payable - trade                              3,109     4,184
  Accrued liabilities                                     797     1,594
Net cash provided by operating activities              (1,508)   (2,326)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment              (1,880)   (2,279)
Proceeds from sale of property,
  plant, and equipment                                      0         0
Net cash used in investing activities                  (1,880)   (2,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings       (6,000)    2,500
Additions to (from) long-term debt                     11,544     2,457
Principal payments on long-term debt &
  obligations under capital leases                     (1,193)   (1,643)
Stock options exercised and sales of capital stock
Purchase of treasury stock                               (112)        0
Sale of treasury stock                                     25        62
Cash dividends                                         (1,050)     (981)
Long Term Investments                                    (600)        0
Net cash provided by (used in) financing activities     2,614     2,395
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   (774)   (2,210)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,467     2,698
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   693   $   488

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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 1, 1997 and February 1, 1997 and the results of operations for the three months ended November 1, 1997 and November 2, 1996, for nine months ended November 1, 1997 and November 2, 1996 and changes in financial position for three months ended November 1, 1997 and November 2, 1996.

3. The results of operations for the three months period ended November 1, 1997 and November 2, 1996 and the nine months period ended November 1, 1997 and November 2, 1996 are not necessarily indicative of the results to be expected for the full year.










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

    The Company is in the process of adding an additional 40,000 square feet of space to the Layton Hills store. The cost to ZCMI for this addition will be approximately $4,200,000 with a completion date in early December 1997. In addition, the South Towne store remodel has been completed at an approximate cost of $700,000. The Company has also completed the conversion of IBM 4381 mainframe computer to the IBM AS/400 computer. Future estimated capital expenditures including normal equipment replacement are estimated at $500,000. The Company is presently evaluating oppportunities for expansion of current locations and opportunities for new store locations. Capital expenditure costs will be influenced by those evaluations.

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

2.  Liquidity and Capital Resources:
    The quick and current ratios are 1.2 and 3.1, respectively for the third quarter 1997 as compared to 1.4 and 3.4 for the same time period in 1996. This indicates that the Company's liquidity remains more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the Company has
                      (Continued on page 8)
                                    -7-
                                                              Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS
    (Continued from page 7)

    ($54,000,000) are adequate to handle the borrowing requirements for the above mentioned items.

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

4.  Interim Period Reporting:
    The following table summarizes the changes in selected operating indicators, illustrating the relationships of various income and expense items to net sales for each period presented:

                                       PERCENT OF NET SALES
                         THREE MONTHS ENDED       NINE MONTHS ENDED
                       Nov 1,1997 Nov 2,1996    Nov 1,1997  Nov 2,1996
Net sales                   100.0%   100.0%        100.0%      100.0%
Other income, net             2.4      2.2           2.4         2.5
                            102.4    102.2         102.4       102.5
Costs and expenses:
 Costs and merchandise sold  70.0     69.1          68.7        69.0
 Selling,general & admin     31.2     31.8          33.3        32.2

 Income(loss) from oper.      1.2      1.3           0.4         1.3
 Interest expense, net        2.9      2.3           2.6         2.4
Net loss                     (1.7)    (1.0)         (2.2)       (1.1)

    Comparisons between the third quarter of our fiscal year and the fourth quarter of the prior year in the department store industry are not only meaningless, but if made, could be misleading. The Company and the industry typically records about 33% of its annual sales in the fourth quarter versus about 20% in the third quarter, due to the variation in sesonal buying patterns of consumers. Variations in net income is even greater due to the relatively fixed expenses that accrue rather evenly throughout the year. As a result many retailers have net losses in the third quarter.
                                                 (Continued on page 9)
                                    -8-

                                                 Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS
    (Continued from page 8)

    Sales decreased by 1.1% in the third quarter of 1997 over the third quarter of 1996.

    Cost of goods sold increased slightly to 70.00% for the three month period ended November 1, 1997 as compared to the same period for 1996. Markdowns have increased slightly to 18.2% of sales as of November 1, 1997 as compared to 18.0% of sales on November 2, 1996. Selling, general, and administrative expenses have remained quite comparable as a percent of sales. As of November 1, 1997, they were 31.22% of sales while they were 31.34% of sales as of November 2, 1996.

    For the first nine months of 1997, cost of goods sold as a percent of sales decreased ever so slightly to 68.7%, while for the same time period in 1996 cost of goods sold as a percent of sales was 69.0%. Selling, general, and administrative expenses increased to 33.3% as a percent of sales.

    Operating expenses were comparable to last year, as a percent of sales, during the third quarter of 1997 and increased slightly for the first nine months of the year. Pension and health insurance expenses have increased during the first half of 1997 due to increased medical costs. Provision for bad debts has increased during the first six months due to an increasing number of bankruptcies and charge offs. Payroll has increased during the year due to the rise in minimum wages. The increase in payroll also comes during a time when there are great pressures to make payrolls competitive in the prime market areas of ZCMI. Depreciation expense has also increased greatly during the first half of the year due to an increase in purchased equipment and fixtures during the past year.

    "Safe Harbor" Statement
    Certain information included in this 10-Q contains statements that are forward looking. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, including, but not limited to, uncertainties affecting retail in general, such as consumer confidence and demand for soft goods; risks relating to leverage and debt service; competition within primary markets in which the Company's stores are located; and the need for, and costs associated with, store renovations and other
    capital expenditures.          -9-

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

      1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended November 1, 1997.

      2. There were no securities of the Company sold by the Company during the three months ended November 1, 1997 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

Item 6.  Exhibits and Reports on Form 8-K.

         None.

                                   -10-

                                                            Form 10-Q







                                SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                             ZIONS COOPERATIVE MERCANTILE INSTITUTION



Date:December 9, 1997            Keith C. Saunders
                             Keith C. Saunders,
                             Executive Vice President - CFO