Form 10-K
period 1998-01-31
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1998-04-28
CIK 109378

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                         FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended January 31, 1998
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

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
               None
SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
     Capital Stock - $.001 par value; outstanding at April 13, 1998, 2,152,087 shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X   No __

Aggregate market value at April 13, 1998 of the voting stock held by non-affiliates of the Registrant was $32,281,305.

DOCUMENTS INCORPORATED BY REFERENCE
     (1) The Registrant's Annual Report to Stockholders for the year ended January 31, 1998 (Part II).
     (2) The Registrant's 1998 Proxy Statement (Notice of Annual Meeting of Shareholders to be held May 20, 1998) pursuant to Regulation 14A
           (Parts I and III).

PART I
ITEM  1.  BUSINESS.

(a) Zions Cooperative Mercantile Institution (Registrant) was organized as a Utah Corporation in 1868 and was the first full-line department store in the United States. Notwithstanding the Registrant's name, the Registrant does not operate as a cooperative, and operates on a for-profit basis. The Registrant is in the retail line of business: operating both full-line, conventional department stores, men's and women's ready to wear, specialty and outlet stores. The full-line stores are located in downtown Salt Lake City and Ogden, Utah and in regional shopping centers in the suburban Salt Lake City, Orem, Logan, Sandy, Layton, and St. George, Utah areas and in Pocatello and Idaho Falls, Idaho. The specialty and outlet stores are located in Provo, Utah and in St. George, Utah. The Registrant is one of the major tenants with full-line stores in six suburban regional shopping centers in Utah and two suburban regional shopping centers in Idaho.

(b) Not applicable as Registrant operates one line of business as previously described.

(c) (i) No department or class accounted for 10% or more of revenue in any of the last three fiscal years.
     (ii) through (iv)   Not applicable
     (v) The business of the Registrant follows the seasonal pattern of full-line department stores.
     (vi) The Registrant offers to sell on the basis of cash, bank credit card, its own option charge account, third party credit cards, or layaway. Registrant's option charge account is a typical revolving charge account with finance charges assessed on the unpaid balance at 1-3/4% per month. Registrant's sales made on credit vary by store but range from approximately one-third to one-half of sales at each store location.
     (vii) through (ix)  Not applicable
     (x) Substantial competition is found in all store locations from other full-line, conventional department stores, chain department stores, discount stores, and specialty stores.
     (xi) and (xii)  Not applicable
     (xiii)At year end the Registrant had 2,498 employees (full-time equivalent), a decrease of 51 from the prior year.

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

     Suburban store in Layton Hills Mall, l400 North Hill Field Road, Layton, Utah is a two-level store of approximately 123,596 square feet. The store is one of three major anchor stores of the mall. This building is considered adequate for present needs. The second floor was partially remodeled during the year ended February 3, 1996. An additional 38,000 square feet was added on both levels during the year ended January 31, 1998. The operating lease expires May 31, 2015.

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

     Suburban store in South Towne Center, 10600 South 110 West, Sandy, Utah is a two-level store of approximately 200,000 square feet. The store is one of four major anchor stores of the center. The store was partially remodeled in the year ended February 1, 1997. This building is considered adequate for present needs. The operating lease expires July 31, 2011.

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

The Registrant leases four retail, specialty, department stores in the state of Utah as follows:

     Suburban specialty store in Fashion Place Mall, 6253 South State Street, Murray, Utah is a one-level store of approximately 26,000 square feet. This building is considered adequate for present needs. The operating lease expires August 1, 1999.

     Suburban specialty store in Foothill Village, 1420 Foothill Boulevard, Salt Lake City, Utah is a one-level store of approximately 25,000 square feet. The building is considered adequate for present needs. The operating lease expires August 3, 2003.

     Suburban outlet store in East Bay Strip Center, 1221 University Avenue, Provo, Utah is a one-level store of approximately 25,000 square feet. The store is one of three major anchor stores for the mall. This building is considered adequate for present needs. The operating lease expires February 28, 2000.

     Downtown specialty store in St. George, Utah, a store specializing in home furnishings The store contains 30,000 square feet and is considered adequate for present needs. The operating lease expires May 1, 1999.

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

There were no pending legal proceedings of a material nature to which Registrant was subject at January 31, 1998.

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

                    Year Ended
Quarter        1998           1997
   1      $12.50 - $12.63     $11.50 - $12.50
   2      $12.50 - $13.25     $11.50 - $12.50
   3      $13.25 - $14.63     $11.25 - $12.00
   4      $14.50 - $14.50     $11.75 - $12.50

The approximate number of stockholders at April 15,1998 was 1,575.

ITEM  6.  SELECTED FINANCIAL DATA.
Selected Financial Data
(Dollars in thousands except per share amounts

                           1998      1997      1996      1995     1994
Net Sales & Other Income $257,474  $259,599  $254,371  $244,924 $235,319
Net Income                    209     1,838       582     3,624    3,153
Total Assets              139,039   137,618   136,505   144,630  135,947
Long-Term Debt             57,057    42,955    56,406    50,974   40,368
Per Share Amounts:
Earnings                     0.09      0.84      0.27      1.69     1.46
Cash Dividends Declared      0.63      0.60      0.60      0.60     0.60
Book Value                  23.24     23.92     23.64     24.91    23.92

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATION.
Overview of 1997

Construction for 10 months in front of the flagship ZCMI store, as well as continuing construction on the main interstate freeway in Salt Lake City contributed to a lackluster sales year. However, as a result of expense control, and despite an increase in the minimum wage, ZCMI still managed to attain a profit in a tough retailing market. As shown below, total sales decreased 0.9% for fiscal 1997, compared to a 1.9% increase for fiscal 1996 and a 3.8 % increase for fiscal 1995. Store locations which were open for the full fiscal year in the three comparable fiscal years had an overall sales decrease of 0.9% for fiscal 1997 compared to sales increases of 2.3% for fiscal 1996 and 4.1% for fiscal 1995. Slight sales increases were recorded in Ready to Wear, Junior Ready to Wear, Fashion Accessories, and Men's Divisions, while sales did not keep pace with last year in the Home Furnishings, Smallwares, and Decorative Home divisions. These increases and decreases in sales were also impacted by competition from variety stores opening in major markets of the company.

Sales

Fiscal Year:                 1997                1996                1995
Total sales              $248,828,800        251,180,200         $246,436,800
Comp. store sales         248,828,800        251,180,800          245,652,000
Other Income                8,645,431          8,419,260            7,934,500
Net Income                    209,410          1,837,626              581,640
Total Sales % increase        (0.9)%               1.9%                 3.8%
Comp. store sales % increase  (0.9)                2.3                  4.1
Other Inc. % increase          2.7                 6.1                  4.9
Earnings per common share     $0.09               $0.84                $0.27

Other income has increased by 2.7% for fiscal 1997 as compared to an increase
of 6.1% in fiscal 1996 and 4.9% in fiscal 1995.   Other income is primarily
interest income from customer accounts and amortization of deferred gross profit from the sales of furniture, fixtures, and equipment. Interest income has been, in the past, decreasing slightly as a result of continuing consumer usage of third party credit, such as Visa and Mastercard. This trend was reversed to some degree as ZCMI increased the interest rate on outstanding account balances to 21% from the previous 18% and began to charge fees for credit problems. This change was effective beginning on cycle balances in September, 1997 and resulted in an increase in interest income of 3.1% during fiscal 1997 after decreasing 2.7% in the previous fiscal year. An analysis of the average percent of total credit balances paid and annual turnover of credit balances is shown below. Amortization of deferred gross profit into income increased slightly during the fiscal year 1997 as a result of further asset leasing. Net Income decreased because sales decreased, and expenses increased, as well as other items covered in the analysis of operations below.

Analysis of Credit Balances

Fiscal Year:                        1997          1996          1995
Average Monthly Collection Percent 21.79%        21.97%        21.71%
Annual Turnover                     2.6148        2.6366        2.6052

The collection rate has decreased from 21.97% in fiscal 1996 to 21.79% in fiscal 1997 and the annual turnover has decreased from 2.64 in fiscal 1996 to
2.61 in fiscal 1997.   This decrease in collections represent a trend to hold
longer and higher balances in a decreasing number of open accounts. It also highlights a trend to lower payments as consumers are using more credit and reaching maximum available credit. This slowdown in collection percent is occurring despite an increase in the interest rate charged on open accounts as detailed above.

During fiscal 1995, ZCMI closed the Tri-City Mall store in Mesa, Arizona.
This store had been converted to an outlet store format during fiscal 1992, as were the Village Fair Mall store in Phoenix, Arizona, the Superstition Springs store in Mesa, Arizona, and the East Bay Mall store in Provo, Utah. ZCMI closed the Village Fair Mall store in Phoenix, Arizona during fiscal 1993 and closed the Superstition Springs store in Mesa, Arizona during fiscal 1994.
The East Bay Mall store is planned to be closed by May 1, 1998. No stores are planned for opening during the current fiscal year.

Retailing in general continues to undergo dynamic change as retailers deal with problems caused by a glut of store locations in the East Coast and West Coast real estate markets. The retailing industry is also affected by continuing consolidation among retailers to provide more efficient mass merchandising operations. Sales continue to struggle in retail markets on the East Coast and West Coast, with markets in the Rockies, Midwest and South
showing steady economic gains.   Although the economy is slowing in the market
areas for ZCMI, they continue an outlook for good economic conditions. This is true particularly in the Utah markets, which are traditionally the prime markets of the Company. However, continuing competition, particularly from high volume variety stores, will continue to impact lower price points and sales growth in hard goods lines. Also, continuing construction on the major freeway in the Salt Lake Valley, along with commuter transit construction near the flagship store in Downtown Salt Lake City will likely have an affect on sales in that location for approximately three additional years. Our emphasis will be to continue building market share in the moderate and better price points while positioning quality opening price points with name-brand lines. This emphasis, together with superior customer service, will attract customers through construction and competition to continue the position of ZCMI as the dominant retailer in our markets.

ANALYSIS OF OPERATIONS
COST OF MERCHANDISE SOLD

Cost of merchandise sold includes the cost of merchandise and the related buying cost. Cost of merchandise sold decreased to 68.6% of sales during fiscal 1997 as depicted in the chart below. This percentage compares with 68.9% during fiscal 1996 and 69.5% during fiscal 1995.

Fiscal Year                      1997            1996          1995
Cost of Merchandise Sold     $170,665,413   $172,950,259   $171,161,111
Costs as a percent of sales      68.6%           68.9%         69.5%

The decrease in Costs of Merchandise Sold results from decreases in purchase costs from vendors, offset by a rise in markdowns. These changes are summarized in the table presented below:

Cost of Merchandise Sold Factors

Fiscal Year:                      1997            1996           1995
Cost purchases percent            54.9%           55.3%          55.7%
Markdowns (costed)                11.2            11.0           11.0
Shrinkage (costed)                 0.7             0.7            0.9
Discounts on invoices             (1.4)           (1.4)          (1.4)
Workroom Costs                     1.2             1.3            1.3
Other buying costs                 2.0             2.0            2.0
Total costs of merchandise sold   68.6%           68.9%          69.5%

Comparisons between the fiscal periods noted above are affected by several trends. The decrease in the costs of purchases represents a continuing effort
to provide resources from value conscious manufacturers.   The calculation of
LIFO inventories also affects the cost of merchandise sold. This calculation resulted in a charge to cost of merchandise sold of $608,153 during fiscal 1995, while the LIFO charge to cost of merchandise sold during fiscal 1996 was only $96,863. LIFO calculations resulted in a credit to cost of merchandise sold of $534,800 during fiscal 1997, which is the major reason for decreases in the cost of purchases detailed above. Markdowns have increased during fiscal 1997 in Men's and Women's Ready to Wear as a result of slower than expected sales during a warm Christmas season and continuing competition in lower price points from variety stores as discussed above.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

As shown in the chart below, selling, general and administrative expenses increased to 31.9% as a percent to sales and other income during fiscal 1997. This compares to 30.7% in fiscal 1996 and 30.4% in fiscal 1995.


Selling, General and Administrative Expenses

Fiscal Year                        1997           1996         1995
Selling, general and
  administrative expenses      $82,196,580   $79,713,352   $77,417,255
Expenses as a percent to
  sales and other income           31.9%         30.7%        30.4%
Percent increase                    3.1           3.0          3.5

Expenses have increased as a result of changes in payroll because of legislation on minimum wage taking effect, with related increases in payroll taxes, health insurance, and pension expense, and as a result of pressures
from competition for labor force in the prime market areas of ZCMI.   Also,
depreciation, leases, and rental of furniture, fixture and equipment due to remodeling and expansion have also contributed to increasing expenses. Property tax expense also increased as a result of remodeling and expansion additions. These fixed asset additions are discussed below in cash flow discussions. Bad debt expense increased as bankruptcies among proprietary card customers continued to climb. These increases were offset by decreases in supply expense and travel expense as ZCMI exercised tight expense control.

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

Although the Prime Rate increased one-quarter of one percent in the first calendar quarter of 1997, causing ZCMI's short term loan rates to increase slightly, generally these rates were steady during the fiscal year allowing management to continue to use short term borrowing to meet the working capital needs of the company. Rates are expected to remain steady into the 1998 fiscal year.

Cash Flows
Company funds generated by operations, investing and financing activities as reported in the Statement of Cash Flows are summarized below. See also Notes to Financial Statements for additional information regarding the Statement of Cash Flows.

Net cash from operating activities during fiscal 1997 after amortization, depreciation, and other non-cash adjustments, provided more cash than was
used.   Over half of the cash provided came from payments on account reduced
Accounts Receivable customer balances offset against lower credit sales as a result of continued use of third party credit cards. Funds were also provided from an increase in Accounts Payable and a decrease in Prepaid Expense. Cash was used in operating activities mainly by increasing merchandise inventories and reducing Accrued Liabilities and Other Assets.

Net cash from investing activities during fiscal 1997 used more cash than was provided. Cash was provided from the proceeds of the sale of property, plant and equipment which was subsequently leased back. Cash was used to purchase property, plant and equipment used primarily in the remodeling of the ZCMI Layton Hills Mall store. The categories of capital expenditures are summarized below:

Capital Expenditures

Fiscal Year:                             1997          1996        1995
Furniture, fixtures and equipment     $4,616,034   $3,887,631   $2,423,607
Store remodeling and improvement       4,608,485    1,360,802    2,034,137
Total Capital Expenditures             9,224,519    5,248,433    4,457,744

Capital expenditures during fiscal 1997 consisted of a major addition to the Layton Hills store. An additional 38,000 square feet was added to the store, based on a lease option with the mall. The project was substantially finished by December 15, 1997 with the exception of new fixturing expected to arrive and be installed by the end of February 1998. Also, new Polo shops were constructed in the Downtown and Cottonwood stores in addition to smaller remodeling projects. Lastly, a new database marketing system and a software system to further automate receiving functions were also implemented.

Capital expenditures during fiscal 1996 consisted of the completion of a major remodeling project on the second floor of the South Towne Mall store. A reengineering of the advertising area was completed, at which time the computer equipment, together with upgraded computer equipment in the buying area, were sold and leased back. The furniture delivery truck fleet was replaced with newer vehicles and the merchandising software project was completed.

Capital expenditures during fiscal 1995 consisted of the completion of major remodeling in the Cottonwood Mall location and the completion of the Ogden Tiffin Room in the new Ogden City Mall location. Also, final remodeling was completed in the Layton Hills Mall second floor in March, 1995. A new facade was added to the Valley Fair Mall location during the last half of the year. A new reengineering of the advertising area was begun in the last half of the fiscal year.

Future estimated capital expenditures include normal equipment and fixture replacement estimated at $1,000,000 and the completion of a 42,000 square foot expansion and complete remodel of the University Mall Store. The University Mall store, which is presently owned, will be sold and leased back to the mall and that transaction, together with incentives from the city of Orem and the mall developer, is estimated to cover all costs except approximately $2,500,000 of the expansion and remodeling cost. It is anticipated that these capital expenditures will be financed by continuing operations and financing activities as described in financial objectives. Lines of credit, as shown in detail in the chart below, are considered adequate to fund the amounts necessary for capital expenditures, dividends and other cash needs.

Unsecured Lines of Credit

Fiscal Year:                  1997                1996               1995
Used lines of credit      $38,897,019          $34,000,000        $37,800,873
Unused lines of credit     15,102,981           26,000,000         15,699,127
Total                     $54,000,000          $60,000,000        $53,500,000

Net cash used in financing activities during fiscal 1997 provided more cash than was used. Cash was provided by an increased use of working capital lines of credit with long term maturities, as well as the sale of ZCMI capital stock to the employee 401K plan. Cash was used to reduce principal balances on mortgages and a promissory note, to pay dividends, and for principal payments made on obligations under capital leases.

As a result of the above, there was a decrease in cash and cash equivalents during fiscal 1997.

Financial Ratios
Liquidity and capital resources can be measured by the following ratios:

Ratios

Fiscal Year:                        1997           1996          1995
Cash and short-term investments $ 1,619,319   $ 1,467,308   $ 2,698,087
Net accounts receivable          48,770,039    50,573,755    50,721,239
Total                            50,389,358    52,041,063    53,419,326
Total current assets            103,632,072   103,693,709   102,633,186
Total current liabilities       $27,353,797   $37,797,651   $24,856,073
Quick ratio                     1.84 times     1.38 times    2.15 times
Current ratio                   3.79 times     2.74 times    4.13 times
Long term debt                  $59,049,190   $45,159,529  $ 59,008,257
Stockholders equity              50,001,773    51,775,920    51,062,144
Total capitalization           $109,050,963  $ 96,935,449  $110,070,401
LT Debt to equity ratio           118.1%          87.2%         115.6%
LT Debt to capitalization ratio    54.1%          46.6%          53.6%
Return on equity                    0.4%           3.6%           1.1%

As indicated in the table above, the quick ratio has decreased from 2.15 times
in fiscal 1995 to 1.84 times in fiscal 1997.   This is a result of a decrease
in net Accounts Receivable, resulting from the continued change in the type of credit sales as previously discussed. This trend has been accelerating through the past few years. Both the quick ratio and the current ratio are affected by a continued trend to longer term borrowing classifications, for reasons stated in the discussion on cash position. The current ratio also increased from 2.74 times during fiscal 1996 to 3.79 times in fiscal 1997, for much the same reasons as previously noted. As a result of the shift to long term borrowing, both the debt to equity ratio and the debt to capitalization ratio have increased.

Inflation and Pension Effect
Inflation has been in an acceptable range for the past three years and has not had a significant effect on ZCMI's sales growth. The Bureau of Labor Statistics Index for fiscal 1997 decreased 0.5% compared to a increase of 0.9%
in fiscal 1996.   However, since ZCMI uses the LIFO method for valuing
inventories, the increase does have an effect on the cost of merchandise sold. The LIFO credit to cost of merchandise sold for fiscal 1997 was $534,800, compared to a charge to cost of merchandise sold of $96,863 for fiscal 1996, and a charge to cost of merchandise sold of $608,153 in fiscal 1995.

As noted in the financial statements, actuarial estimates utilizing the discount rate of 7.0% were used in computing the pension expense for fiscal 1997. Actuaries expect that the discount rate for ZCMI would be higher than most because a) the ZCMI plan is a career-average plan rather than a final-pay plan; and b) over half of the ZCMI liabilities comes from retired participants. This results in ZCMI liabilities in the plan being much shorter in duration than the average plan, justifying the higher discount rate.

Year 2000 Issues

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. System failures or miscalculations could result from programs recognizing dates using "00" as the year 1900 rather than the year 2000. During fiscal 1997, ZCMI has tested various programs and has communicated with major suppliers to determine the extent that this issue will affect the company's operations. ZCMI has determined that the extent of the effect on the company is minimal, due to the recent conversion in computer hardware to the AS/400 system and the total rewrite of programs at that time. There are numerous systems involved in this issue, however, and ZCMI has numerous suppliers which interface with systems in use. ZCMI anticipates that projects converting any remaining problems with older software or outside purchased equipment, as well as POS terminal programs and all other types of equipment which may be affected, will be completed prior to October 1999. The costs of these conversions will be expensed during the normal course of business and are not expected to be material.

Anticipated Effect of Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130 entitled "Reporting Comprehensive Income". SFAS No. 130 defines comprehensive income and requires it to be reported and displayed in a full set of general purpose financial statements. SFAS No. 130 also requires accumulating comprehensive income to be stated separately from retained earnings and additional paid in capital in the equity section of the statement of financial position. The adoption of SFAS No. 130 will require ZCMI to add disclosure to the financial statements about comprehensive income. SFAS No. 130 is required to be adopted for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued SFAS No. 131 entitled "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 established standards about reporting of operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial statements. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 may require some disclosure in the financial statements of ZCMI. SFAS No. 131 is required to be adopted for fiscal years beginning after December 15, 1997.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Information for response to the financial statements portion of this item is contained in Exhibit 13 attached to this report. Selected quarterly financial data required by this item is not furnished because ZCMI's capital stock is not quoted on the National Association of Securities Dealers Automated Quotation System.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.
There has been no change of accountants during the twenty-four months prior to January 31, 1998. Therefore, no response to this item is necessary.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information for response to this item is contained in the 1998 Proxy Statement incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.
Information for response to this item is contained in the 1998 Proxy Statement incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Information for response to this item is contained in the 1998 Proxy Statement incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Information for response to this item is contained in the 1998 Proxy Statement incorporated herein by reference.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
 (a)  1.  Financial Statements:                                  Page
        Independent Auditors' Report                              *
        Balance Sheets as of January 31, 1998 and February 1, 1997     *
        Statements of Income for the Years Ended January 31, 1998,
        February 1, 1997, and February 3, 1996                    *
        Statements of Stockholders' Equity for the Years Ended
        January 31, 1998, February 1, 1997, and February 3, 1996 * Statements of Cash Flows for the Years Ended
        January 31, 1998, February 1, 1997, and February 3, 1996  *
        Notes to Financial Statements                             *

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.
        Refer to Exhibit 13, attached to this form 10-K
     3. Exhibits
        Exhibit No.
   (3)  Articles of incorporation and by-laws          Previously filed
   (4)  Instruments defining the rights of security
        holders, including indentures             Previously filed
   (9)  Voting Trust Agreements                   None
  (10)  Material contracts                        Previously filed
  (11)  Statement regarding computation of        Refer to Annual Report
        per share earnings                         to Stockholders for the
                                                   year ended January 31, 1998
                                                   incorporated herein
                                                   by reference
  (12)  Statements regarding computation of ratios     Not applicable
  (13)  Annual report to stockholders             Filed Attached
  (18)  Letter regarding change in accounting
        principles                           Not applicable
  (19)  Previously unfiled documents              None
  (22)  Subsidiaries of ZCMI                      None
  (23)  Published report regarding matters
        submitted to vote of stockholders         None
  (25)  Power of attorney                         None
  (29)  Information from reports furnished to state
        insurance regulatory authorities          None
        (b)    Reports on Form 8-K                None
        (c)    Refer to (a) (3) above
        (d)    Separate financial statements - not applicable

                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)   ZIONS COOPERATIVE MERCANTILE INSTITUTION
By (Signature and Title) /s/ KEITH C. SAUNDERS    EXECUTIVE V.P. - CFO
Date
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(Signature and Title)         /s/ Richard H. Madsen    President and Director
(Date)
(Signature and Title)         /s/ Keith C. Saunders    Executive V.P., CFO, and
                                             Director
(Date)
(Signature and Title)         /s/ R. Barry Arnold Vice President and
                                                         Director
(Date)
(Signature and Title)         /s/ Patricia Madsen Director
(Date)

(Signature and Title)         /s/ S. F. Eccles         Director
(Date)
(Signature and Title)         /s/ A. Blaine Huntsman   Director
(Date)

INDEPENDENT AUDITORS' CONSENT
We consent to the incorporation by reference in Registration Statement No. 33-1272 of Zions Cooperative Mercantile Institution on Form S-8 of our report dated March 27, 1998, appearing in this Annual Report on Form 10-K of Zions Cooperative Mercantile Institution for the year ended January 31, 1998.


Salt Lake City, Utah
April 27, 1998