Form 10-K/A
period 1998-01-31
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1998-05-01
CIK 109378

ZIONS COOPERATIVE
  MERCANTILE INSTITUTION
  Financial Statements as of January 31, 1998 and February 1, 1997 and for Each of the Three Years in the Period Ended January 31, 1998 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT
  To the Board of Directors and Stockholders of
    Zions Cooperative Mercantile Institution:
  We have audited the accompanying balance sheets of Zions Cooperative Mercantile Institution (ZCMI) as of January 31, 1998 and February 1, 1997, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of ZCMI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of ZCMI at January 31, 1998 and February 1, 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


  March 27, 1998

  ZIONS COOPERATIVE MERCANTILE INSTITUTION

  BALANCE SHEETS AS OF JANUARY 31, 1998 AND FEBRUARY 1, 1997

  ASSETS                                   1998              1997
  CURRENT ASSETS:
    Cash and short-term investments   $  1,619,319       $ 1,467,308
    Accounts receivable (less allowance for doubtful
      accounts of $1,285,622
      and $1,334,154, respectively)     48,770,039        50,573,755
    Inventories                         49,671,933        49,061,807
    Prepaid expenses                     1,074,590         1,107,448
    Deferred income taxes                2,496,191         1,483,391

            Total current assets       103,632,072       103,693,709

  PROPERTY, PLANT, AND EQUIPMENT:
    Land                                   177,058           177,058
    Buildings and improvements           4,256,933         4,253,922
    Leasehold improvements              16,505,903        15,468,375
    Furniture, fixtures, and equipment  13,392,564        12,992,530
    Leased property under capital
       leases                           24,570,847        31,364,742
    Construction in progress             3,139,587           682,160

            Total                       62,042,892        64,938,787
    Less accumulated depreciation and
      amortization                      27,561,257        31,835,765

     Property, plant, and
      equipment - net                   34,481,635        33,103,022

  DEFERRED INCOME TAXES                                      196,135

  OTHER ASSETS                             925,538           625,538


  TOTAL                           $    139,039,245   $   137,618,404

  See notes to financial statements.           (Continued)



  ZIONS COOPERATIVE MERCANTILE INSTITUTION

  BALANCE SHEETS AS OF JANUARY 31, 1998 AND FEBRUARY 1, 1997

  LIABILITIES AND STOCKHOLDERS' EQUITY     1998             1997

  CURRENT LIABILITIES:
    Accounts payable - trade          $  9,414,512     $  9,269,359
    Short-term borrowings - banks                        10,000,000
    Current portion of long-term debt      372,250          340,041
    Current portion of obligations
      under capital leases               1,620,410        1,864,206
    Accrued liabilities:
      Salaries and commissions           2,001,202        2,071,931
      Sales, payroll, and other taxes    4,140,998        3,575,688
      Income taxes payable                  69,644        1,284,563
      Outstanding gift certificates      2,010,863        1,934,568
      Pension liability                  2,558,959        1,528,987
      Other                              3,337,941        4,004,320
    Deferred gain on sale and leaseback  1,827,018        1,923,988

            Total current liabilities   27,353,797       37,797,651

  LONG-TERM DEBT                        40,771,989       26,246,034

  DEFERRED INCOME TAXES                    789,567

  LONG-TERM DEFERRED GAIN ON SALE
    AND LEASEBACK                        3,837,578        5,089,551

  OBLIGATIONS UNDER CAPITAL LEASES      16,284,541       16,709,248

  TOTAL LIABILITIES                     89,037,472       85,842,484

  COMMITMENTS AND CONTINGENCIES (Note 2)

  STOCKHOLDERS' EQUITY:
    Capital stock - par value $.001; 5,000,000 shares authorized;
     2,151,660 and 2,164,483 shares issued at January 31,
     1998 and February 1, 1997,
     respectively                            2,152            2,164
    Paid-in capital                     14,706,971       14,816,213
    Pension liability adjustment        (2,271,431)      (1,806,875)
    Retained earnings                   37,564,081       38,764,418

            Stockholders' equity - net  50,001,773       51,775,920

  TOTAL                           $    139,039,245  $   137,618,404


  See notes to financial statements.         (Concluded)

  ZIONS COOPERATIVE MERCANTILE INSTITUTION

  STATEMENTS OF INCOME
  FOR THE YEARS ENDED JANUARY 31, 1998,
  FEBRUARY 1, 1997, AND FEBRUARY 3, 1996

                                     1998             1997           1996
  NET SALES AND OTHER INCOME      $257,474,231   $259,599,460   $254,371,323

  COSTS AND EXPENSES:
    Cost of merchandise sold       170,665,413    172,950,259    171,161,111
    Selling, general, and
     administrative expenses        82,196,580     79,713,352     77,417,255
    Interest expense:
      Borrowings                     2,514,357      2,495,892      2,938,466
      Capital leases                 1,762,823      1,918,675      2,072,060

        Total costs and expenses   257,139,173    257,078,178    253,588,892

  INCOME BEFORE INCOME TAX
    EXPENSE                            335,058      2,521,281        782,431

  INCOME TAX EXPENSE                   125,648        683,656        200,791

  NET INCOME                       $   209,410   $  1,837,625     $  581,640

  EARNINGS PER COMMON SHARE -
    Basic and diluted              $      0.09  $        0.84     $     0.27

  AVERAGE COMMON SHARES -
    Basic and diluted                2,224,736      2,189,322      2,153,600


  See notes to financial statements.

  ZIONS COOPERATIVE MERCANTILE INSTITUTION

  STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997, AND FEBRUARY 3, 1996

                                                   Pension
     Capital Stock     Paid-in    Treasury Stock  Liability     Retained
     Shares   Amount   Capital    Shares  Amount  Adjustment    Earnings
  BALANCE,  JANUARY 28, 1995
   2,150,322 $ 2,150 $14,618,479   NONE    NONE     NONE      $38,950,051

  Purchases of treasury stock      5,350 $ 54,035

    Issuance of capital stock(net of 5,350 shares of treasury stock)
       9,423      10     110,724  (5,350) (54,035)

    Pension liability adjustment (Note 6)         $(1,908,750)

    Net income                                                    581,640

    Cash dividends ($.60 a share)                              (1,292,160)
  BALANCE, FEBRUARY 3, 1996
    2,159,745  2,160  14,729,203   NONE    NONE    (1,908,750) 38,239,531

    Purchases of treasury stock    6,726  79,816

    Issuance of capital stock(net of 6,726 shares of treasury stock)
        4,738      4      87,010  (6,726)(79,816)

    Pension liability adjustment (Note 6)             101,875

    Net income                                                  1,837,626

    Cash dividends ($.60 a share)                              (1,312,739)

  BALANCE, FEBRUARY 1, 1997
    2,164,483  2,164  14,816,213  NONE    NONE     (1,806,875) 38,764,418

    Purchases of treasury stock   25,008 335,523

    Issuance of capital stock(net of 25,008 shares of treasury stock)
      (12,823)   (12)   (109,242) (25,008)(335,523)

    Pension liability adjustment (Note 6)            (464,556)

    Net income                                                    209,410

    Cash dividends ($.63 a share)                              (1,409,747)

  BALANCE, JANUARY 31, 1998
    2,151,660 $2,152 $14,706,971   NONE   NONE    $(2,271,431)$37,564,081

  See notes to financial statements.


  ZIONS COOPERATIVE MERCANTILE INSTITUTION

  STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997, AND FEBRUARY 3, 1996

                                             1998        1997       1996
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                           $  209,410 $ 1,837,626 $  581,640
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization       4,219,426   4,198,197  4,457,778
      Deferred income taxes                  56,003    (346,582)  (199,209)
      Amortization of deferred gain
        on sale and leaseback            (1,868,340) (1,697,217)(1,302,992)
    Change in operating assets and liabilities:
        Accounts receivable               1,803,716     147,484  3,957,543
        Inventories                        (610,126) (3,184,439)   534,626
        Prepaid expenses                     32,858     213,237   (560,145)
        Other assets                       (300,000)    (27,639)
        Accounts payable - trade            145,153   1,899,283    722,576
        Accrued liabilities                (280,450)  3,726,055 (6,620,863)

          Net cash provided by operating
            activities                    3,407,650   6,766,005  1,570,954

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant,
      and equipment                      (9,658,193) (5,242,358)(2,528,970)
    Proceeds from sale of property,
      plant, and equipment                5,295,000   4,820,027  5,040,000

          Net cash provided by (used in)
            investing activities         (4,363,193)   (422,331) 2,511,030

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in short-term borrowings            (2,500,000)(9,000,000)
    Proceeds from long-term debt          4,897,019              8,093,095
    Principal payments on long-term debt   (338,855) (1,611,007)  (263,919)
    Principal payments on obligations
      under capital leases               (1,931,621) (2,237,721)(1,730,540)
    Proceeds from sale of capital stock     226,281     166,830    164,769
    Purchase of treasury stock             (335,523)    (79,816)   (54,035)
    Cash dividends                       (1,409,747) (1,312,739)(1,292,160)

          Net cash provided by (used in)
            financing activities          1,107,554  (7,574,453)(4,082,790)

  NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                    152,011  (1,230,779)      (806)

  CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                     1,467,308  2,698,087   2,698,893

  CASH AND CASH EQUIVALENTS AT
    END OF YEAR                         $ 1,619,319 $1,467,308  $2,698,087

                 (Continued)
  ZIONS COOPERATIVE MERCANTILE INSTITUTION

  STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997, AND FEBRUARY 3, 1996

                                           1998        1997        1996
  SUPPLEMENTAL DISCLOSURES OF CASH
    INFORMATION:
    Cash paid during the year for:
      Interest                          $4,334,995  $4,434,585  $5,077,498
      Income taxes                       1,390,014     145,676   1,468,899

  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES:
    Capital lease obligations incurred for the acquisition
      of property under capital lease      481,248
    Deferred gain on sale and leaseback of property, plant,
      and equipment                        519,000   3,605,000  $2,050,948
    Transfer from long-term debt to short-term
      borrowings - banks                            10,000,000
    Transfer from short-term borrowings to long-term
      debt - banks                      10,000,000
    Increase (decrease) in accrued liabilities and
      corresponding decrease (increase) in stockholders'
      equity due to pension liability
      adjustment (Note 6)                  743,289     163,000   3,054,000
    Decrease (increase) in deferred tax assets and
      corresponding increase (decrease) in stockholders'
      equity due to pension liability
      adjustment (Note 6)                 (278,733)    (61,125) (1,145,250)


    See notes to financial statements.                (Concluded)
  ZIONS COOPERATIVE MERCANTILE INSTITUTION
  NOTES TO FINANCIAL STATEMENTS
  FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 31, 1998

  1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  Nature of Operations - Zions Cooperative Mercantile Institution (ZCMI) was organized as a Utah corporation in 1868 and was the first full-line department store in the United States. ZCMI is in the retail line of business, operating both full-line conventional department stores and men's and women's ready to wear specialty stores and outlet stores. The full-line conventional department stores are located in Salt Lake City and Ogden, Utah and in regional shopping centers in the suburban Salt Lake City, Orem, Logan, Sandy, Layton, and St. George, Utah areas and in Pocatello and Idaho Falls, Idaho. The specialty and outlet stores are located in Provo and St. George, Utah.

  Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories - Substantially all inventories are valued at the lower of cost or market, using the retail method, on the last-in, first-out (LIFO) basis. If the inventories had been valued on the first-in, first-out basis, total inventory values would have been approximately $6,022,000 and $6,600,000 higher at January 31, 1998 and February 1, 1997, respectively.

  Property, Plant, and Equipment - Property, plant, and equipment are stated at cost. For financial statement purposes, the straight-line method of depreciation is used for buildings, and the sum-of-the-years digits and straight-line methods are used for leasehold improvements and furniture, fixtures, and equipment, over estimated useful lives ranging from 3 to 50 years. See Note 2 for information concerning leased property under capital leases.

  Net Sales and Other Income - Net sales includes proceeds, net of returns, from merchandise, services, and licensed departments. The sales of licensed departments amounted to approximately $23,680,000, $22,914,000, and $21,690,000 for the years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively. Included in net sales and other income are finance charges on retail credit accounts receivable totaling approximately $5,669,000, $5,653,000, and $5,716,000 for the years ended January 31, 1998,
  February 1, 1997, and February 3, 1996, respectively. Net sales and other income also include the amortization of deferred gain on sale and leaseback totaling approximately $1,868,000, $1,697,000, and $1,303,000 for the years ended January 31, 1998 February 1, 1997, and February 3, 1996, respectively (see Note 2).

  Income Taxes - ZCMI accounts for its taxes based on Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes.

  Net Income Per Common Share - Effective January 31, 1998, ZCMI adopted SFAS No. 128, "Earnings Per Share," and retroactively restated its earnings per share for 1997 and 1996, to conform with the statement. Accordingly, net income per common share is computed by both the basic method, which uses the weighted average number of ZCMI's common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options, as calculated using the treasury stock method. The amounts of such options are not significant and, accordingly, ZCMI's basic and dilutive earnings per share are the same.

  Statements of Cash Flows - For purposes of the statements of cash flows, ZCMI considers short-term investments with original maturities of three months or less, to be cash equivalents.

  Financial Instruments - The carrying amounts reported in the balance sheets for cash and short-term investments approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount of the long-term debt approximates fair value.

  Fiscal Year - ZCMI's fiscal year ends on the Saturday nearest the end of January.

  2. COMMITMENTS AND CONTINGENCIES

  ZCMI has noncancelable leases covering store premises, fixtures, and equipment which expire on various dates to 2017. Leases covering store premises contain provisions for additional annual lease payments based on a percentage of sales and have renewal options for various additional periods ranging up to 67 years.

  Minimum rentals of capital leases have been capitalized at the present value of the rentals at the inception of the lease and the obligation for such amount is recorded as a liability. Amortization of capital lease property, which is included with depreciation expense, is computed on the straight-line basis over the lease terms and interest expense is accrued on the basis of the outstanding lease obligation.

  Leased property under capital leases by major classes as of January 31, 1998 and February 1, 1997 is as follows (see Note 7):

                                              1998          1997
  Buildings and improvements             $ 15,747,559  $ 15,747,559
  Furniture, fixtures, and equipment        8,823,288    15,617,183
  Total                                    24,570,847    31,364,742
  Less accumulated amortization            13,823,928    20,148,406
  Net assets under capital leases        $ 10,746,919  $ 11,216,336

  Approximate future minimum lease payments on both capital and noncancelable operating leases at January 31, 1998 was as follows:


                                      Capital    Operating
                                       Leases      Leases
  Year ending:
    1999                           $  3,306,201  $ 10,101,781
    2000                              3,051,015    10,221,233
    2001                              2,526,230     9,669,309
    2002                              2,121,220     7,908,961
    2003                              1,937,470     5,459,618
    Later years                      21,692,767    23,620,325

  Total minimum lease payments       34,634,903  $ 66,981,227
  Less amount representing interest  16,729,982

  Present value of net minimum
   lease payments                    17,904,921
  Less current portion                1,620,410

  Long-term portion                $ 16,284,511


  Approximate total operating lease expense was as follows:

                                                 Year Ended
                                         1998        1997         1996
  Minimum rentals on noncancelable
    operating leases                 $ 9,815,658  $ 9,520,162  $ 8,773,000
  Contingent rentals on noncancelable
    operating leases                     141,246       91,000       99,000
  Other operating lease expenses         177,939      139,000      696,000
  Total                             $ 10,134,843  $ 9,750,162  $ 9,568,000


  Contingent rentals on capital leases, which were included in expense, totaled approximately $106,409, $274,000, and $251,000 for the years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

  During the years ended January 31, 1998, February 1, 1997, and February 3, 1996, ZCMI sold certain furniture, fixtures, and equipment with a net book value of approximately $4,776,000, $1,215,000, and $2,989,000 for approximately $5,295,000, $4,820,000, and $5,040,000, respectively.  ZCMI agreed to lease back such furniture, fixtures, and equipment under operating lease agreements. The resulting gains on sale for the years ended January 31, 1998, February 1, 1997, and February 3, 1996 of approximately $519,000, $3,605,000, and $2,051,000, respectively, are being amortized over the lease terms ranging from 5 to 10 years. Amortization of gains on all sale leasebacks for the years ended January 31, 1998, February 1, 1997, and February 3, 1996 totaled approximately $1,868,000, $1,697,000, and $1,303,000, respectively.

  3. INCOME TAXES

  ZCMI has recorded current and long-term deferred tax assets and deferred tax liabilities as of January 31, 1998 and February 1, 1997 as follows:

                                  1998                     1997
                         Current     Long-Term     Current    Long-Term
  Deferred tax assets     $ 2,496,191  $ 1,444,466 $ 1,483,391 $ 2,630,077
  Deferred tax liabilities              (2,234,033)             (2,433,942)
  Total                   $ 2,496,191  $  (789,567)$ 1,483,391 $   196,135

  Deferred tax assets and liabilities as of January 31, 1998 and February 1, 1997 consisted of the following temporary differences and carryforward items:

                                    1998                      1997
  Assets                     Current     Long-Term     Current    Long-Term
  Allowance for doubtful
    accounts receivable    $  482,108                $ 500,307
  Deferred gross profit on sale
    leaseback  transactions   679,758  $ 1,444,466              $ 2,630,077
  Accrued vacation expense
    not currently recognized
    for income tax purposes   281,974                  342,052
  Pension liability adj.      959,610                  573,359
  Other                        92,741                   67,673
  Total                    $2,496,191  $ 1,444,466  $1,483,391  $ 2,630,077

  Liabilities
  Net property, plant, and
    equipment for financial
    reporting in excess of tax
    basis                               $ (271,389)             $ (920,168)
  Capital and operating leases
    treated differently for
    income tax purposes                 (1,962,644)             (1,513,774)
  Total                       None     $(2,234,033)    None    $(2,433,942)

  Computed "expected" income taxes on income for financial reporting purposes are reconciled to income tax expense as follows:

                                                    Year Ended
                                         1998           1997            1996
  Federal income taxes at the
    statutory rate                   $ 117,270      $ 882,449       $274,327
  Increase (decrease) resulting from:
    State income taxes                  13,419        102,533         27,377
    Other                               (5,041)      (301,326)      (100,913)

  Income tax expense                 $ 125,648      $ 683,656       $200,791

  Consisting of:

  Current:
    Federal                           $ 62,207      $ 893,047      $357,280
    State                                7,438        137,191        42,720

    Total                               69,645      1,030,238       400,000

  Deferred:
    Federal                             50,022       (311,924)     (177,933)
    State                                5,981        (34,658)      (21,276)

    Total                               56,003       (346,582)     (199,209)

  Total expense                      $ 125,648      $ 683,656     $ 200,791

  4. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

  Short-term borrowings and long-term debt consisted of the following as of January 31, 1998 and February 1, 1997:

                                                     1998         1997
  Unsecured notes payable to banks under lines of credit,
    due at various dates through July 1999       $38,897,019  $34,000,000
  Mortgage note, 8%, due in monthly installments through
    February 2003                                  1,074,173    1,245,044
  Note payable, 10.255%, due in quarterly installments
    through December 2002                          1,173,047    1,341,031

  Total                                           41,144,239   36,586,075
  Less current portion                               372,250   10,340,041

  Long-term portion                              $40,771,989  $26,246,034



  Interest rates on the borrowings under lines of credit are variable. At January 31, 1998 and February 1, 1997, interest rates on these borrowings averaged 6.5% and 6.4%, respectively.

  Land and buildings with net book values of approximately $1,983,000 and $2,062,000 at January 31, 1998 and February 1, 1997, respectively, were pledged as collateral to the mortgage note. Furniture, fixtures, and equipment with a net book value of approximately $1,223,017 at January 31, 1998 were pledged as collateral on the note payable having a balance of $1,173,047 as of January 31, 1998.

  Short-term borrowings and long-term debt at January 31, 1998 matures as follows:

                                                          Amount
  Year ending:
    1999                                              $   372,250
    2000                                               39,285,503
    2001                                                  442,888
    2002                                                  484,999
    2003                                                  554,579
    Thereafter                                              4,020

    Total                                             $41,144,239


  ZCMI had unused lines of credit available with various banks totaling approximately $15,103,000 at January 31, 1998. This amount is generally available at the prime interest rate or lower. In addition to the lines of credit, ZCMI had available letters of credit totaling $3,000,000. Open letters of credit at January 31, 1998 amounted to approximately $585,549.

  5. EMPLOYEE STOCK OPTIONS

  ZCMI had an incentive stock option plan for its key employees which expired in 1992, under which options to purchase capital stock were granted at a price not less than fair market value on the date of grant. Changes in options granted under this incentive stock option plan and other related information are as follows:

                                                      Year Ended
                                               1998     1997      1996
  Options outstanding - beginning of year      5,000    5,000    18,900
  Granted
  Exercised
  Forfeited                                   (5,000)           (13,900)

  Options outstanding - end of year            None     5,000     5,000

  Options exercisable                          None     5,000     5,000

  Price of outstanding options                 N/A     $16.50    $16.50

  During the year ended February 1, 1997, ZCMI instituted the Equity-Based Incentive Plan under which options to purchase capital stock were granted at a price not less than the fair market value on the date of the grant. Changes in options granted under the plan and the fair market value of such options is as follows:

                                              Year Ended
                                        1998             1997
                                  Number  Exercise   Number Exercise
                                of Shares  Price    of Shares Price

  Outstanding - beginning
   of year                       124,000   $11.25            $ 11.25
  Granted                                            124,000
  Canceled
  Exercised                       (1,550)  $11.25

  Outstanding - end of year      122,450   $11.25    124,000  $11.25

  Options exercisable            122,450              None

  Remaining contractual life    8.6 years            9.6 years

  Fair market value of options granted      $1.16              $1.67


  The following table summarizes information about stock options outstanding at January 31, 1998:

            Options Outstanding               Options Exercisable
                          Weighted       Weighted
             Remaining     Average       Average
  Exercise     Number    Contractual     Exercise   Number       Exercise
  Price     Outstanding     Life         Price    Exercisable      Price

  $11.25     122,450      8.58 years    $11.25      122,450       $11.25


  ZCMI accounts for stock options granted using Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for its equity based incentive plan. Had compensation cost for ZCMI's stock based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, ZCMI's net income and earnings per common share would have changed to the pro forma amounts indicated below:

                                          Year Ended      Year Ended
                                          January 31,      February 1,
                                             1998             1997
  Net income:
    As reported                            $209,410        $1,837,626
    Pro forma                               192,894         1,824,564

  Earnings per common share:
    As reported                               $0.09             $0.84
    Pro forma                                  0.09              0.83

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended January 31, 199 and February 1, 1997.

                                                   Year Ended
                                           1998                  1997
  Dividend yield                           5.69 %                5.33 %
  Expected volatility                     15.80 %               17.29 %
  Risk free interest rate ranges     5.16% to 5.40%        6.14% to 6.57%
  Expected lives ranges           1 year to 8 years  2.75 years to 10 years

  As part of the Equity-Based Incentive Plan, restricted stock awards were granted to certain officers of ZCMI. Under this grant, 46,000 nonvested restricted stock awards were granted during the year ended February 1, 1997. The fair market value of this grant was determined to be $517,500. The shares vest from 1999 through 2007 with the total compensation cost related to this grant to be recognized from the date of grant through the final vesting date. During the years ended January 31, 1998 and February 1, 1997, ZCMI recorded $68,625 and $66,625, respectively, of compensation expense related to this grant.

  6.     EMPLOYEE BENEFIT PLANS

  ZCMI has a trusteed, noncontributory retirement plan covering substantially all of its employees. Benefits are based on years of service and compensation history. ZCMI's funding policy is to contribute annually the minimum amount required by law.

  The components of the net pension cost for the years ended January 31, 1998, February 1, 1997, and February 3, 1996 were as follows:

                                                     Year Ended
                                           1998          1997       1996
  Service cost - benefits earned
   during year                         $  565,653   $  567,000  $  445,000
  Interest cost on projected benefit
   obligation                           1,959,502    2,017,000   1,975,000
  Actual return on plan assets         (3,419,922)  (1,834,000) (3,522,000)
  Net amortization and deferral         1,181,437     (276,000)  1,500,000

  Net periodic pension cost            $  286,670   $  474,000  $  398,000

  Actuarial assumptions used at January 1, 1997, 1996, and 1995 to compute the above information were:

                                                   1997     1996     1995
  Weighted average discount rate                   7.0%     7.75%    9.0%
  Rate of increase in compensation levels          4.0%     4.0%     4.0%
  Expected long-term rate of return on assets      9.5%     9.5%     9.5%



  The following table sets forth the funded status and amounts recognized in ZCMI's balance sheets at January 31, 1998 and February 1, 1997, respectively, as of the actuarial valuation dates shown:

                                                    January 1,
                                               1998           1997
  Actuarial present value of benefit obligations:
    Vested benefit obligation             $(27,653,624)   $(24,714,000)

    Accumulated benefit obligation        $(28,149,728)   $(25,097,000)

    Projected benefit obligation          $(29,044,871)   $(26,090,000)
    Plan assets at fair value               25,590,769      23,568,000

    Plan assets less than projected
      benefit obligation                    (3,454,102)     (2,522,000)
    Unrecognized prior service costs          (104,831)       (197,000)
    Unrecognized net loss                    5,190,860       4,823,000
    Unrecognized net obligation at February 1, 1986
      being recognized over 15 years          (556,597)       (742,000)
    Additional liability for unfunded accumulated
      benefit obligation                    (3,634,289)     (2,891,000)

  Pension liability recognized in the
      balance sheet                       $ (2,558,959)   $ (1,529,000)


  Actuarial assumptions used at January 1, 1998 and 1997 to compute the above information were:

                                             1998          1997
  Weighted average discount rate            7.00%          8.00%
  Rate of increase in compensation levels   4.00%          4.00%


  During the years ended January 31, 1998 and February 1, 1997, ZCMI recognized the additional minimum liability aspects of SFAS No. 87,
  "Employers' Accounting for Pensions".   SFAS No. 87 requires the recognition
  of an additional pension liability in the amount of the unfunded accumulated benefit obligation in excess of accrued pension liability with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of January 31, 1998 and February 1, 1997, ZCMI recorded an increase to the pension liability of $743,299 and $163,000, respectively, and a decrease to stockholders' equity of $278,733 and $61,125, respectively.

  ZCMI has an employees' savings plan, which is a qualified, contributory savings plan based on Section 401(k) of the Internal Revenue Code. Total ZCMI contributions for the years ended January 31, 1998, February 1, 1997, and February 3, 1996 were approximately $223,000, $214,000, and $204,000, respectively. Under the plan, employees are also given the option to purchase ZCMI stock. The plan also allows ZCMI to elect to contribute shares of its common stock, at current market prices, into the plan for up to 100% of the employer matching contributions made to the plan for any period. As of January 31, 1998, no shares have been contributed to this plan.

  7.     RELATED PARTY TRANSACTIONS

  ZCMI's Downtown Store and Service Center, with net book values of approximately $7,135,000 and $7,529,000 at January 31, 1998 and February 1, 1997, respectively, are leased from a major stockholder under capital leases. Included in obligations under capital leases are approximately $13,524,618 and $13,768,000 at January 31, 1998 and February 1, 1997,
  respectively, pertaining to these leases. Lease payments of approximately $1,906,000 were made on these leases for each of the years ended January 31, 1998, February 1, 1997, and February 3, 1996. Included in costs and expenses are transactions with companies in which a major ZCMI stockholder has a significant interest totaling approximately $3,694,576, $3,971,000, and $2,984,000 for the years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively. Included in net sales are transactions with major ZCMI stockholders totaling approximately $399,500, $350,000, and $289,000 for the years ended January 31, 1998, February 1, 1997, and February 3, 1996, respectively.

  8.     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will require ZCMI to add disclosure to the financial statements about comprehensive income.

  In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

                                     ******