Form 10-Q
period 1998-05-02
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1998-06-09
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED May 2, 1998
                 COMMISSION FILE NUMBER 0-1391





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


            ZIONS COOPERATIVE MERCANTILE INSTITUTION

                             INDEX


 TITLE                                                PAGE NO.

 Condensed Balance Sheet                                  1

 Condensed Income Statement                               3
  Three Months Ended May 2, 1998 & May 3, 1997

 Condensed Statement of Cash Flows                        4
  May 2, 1998 & May 3, 1997

 Notes to Condensed Financial Statements                  5

 Management's Discussion and Analysis of                  6
  Financial Condition and Results of Operations

 Other Information                                       10

 Signatures                                              11

                    Form 10-Q

            ZIONS COOPERATIVE MERCANTILE INSTITUTION

    CONDENSED BALANCE SHEET - MAY 2, 1998 & JANUARY 31, 1998
                   In Thousands (000 omitted)


                    ASSETS AND OTHER DEBITS

 Current Assets:                              APRIL    JANUARY
                                               1998       1998
 Cash and cash items                         $   634   $ 1,619
 Accounts and Notes Receivable                43,007    50,056
 Less allowance for doubtful accounts          1,603     1,286
 Net Accounts Receivable and Notes Receivable 41,404    48,770
 Inventories:
     Finished goods - LIFO cost, retail
      method                                  49,350    48,497
     Supplies - FIFO cost                      2,241     1,175
 Prepaid Expenses                              1,311     1,075
 Deferred Income Taxes                         2,496     2,496

     Total Current Assets                    $97,436   103,632

 Property:
     Property, plant and equipment           $35,224   $37,472
     Less accumulated depreciation, depletion
      and amortization of property, plant and
      equipment                               12,174    13,737
     Capital Leases, Net Accumulated Amortization
      (Note 1)                                10,346    10,747

          Total Property                     $33,396   $34,482

 Other Assets and Deferred Charges:
     Other Assets                                322       621
     Investment in Subsidiary                    304       304
 LT Note Receivable                              550         0

 TOTAL ASSETS AND OTHER DEBITS              $132,008  $139,039

 See notes to condensed financial statements

                      Form 10-Q

            ZIONS COOPERATIVE MERCANTILE INSTITUTION

    CONDENSED BALANCE SHEET - MAY 2, 1998 & JANUARY 31, 1998
                   In Thousands (000 omitted)

         LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                APRIL    JANUARY
                                                 1998      1998
 Current Liabilities:
     Accounts payable - trade                $  4,591  $  9,415
     Short term borrowings - banks                  0         0
     Current portion of long-term debt            381       372
     Current portion of obligations under capital
       leases                                   1,576     1,620
     Accrued liabilities
          Outstanding gift certificates         2,029     2,011
          Other accrued liabilities             9,399    12,109
 Deferred gain on sale and leaseback            1,801     1,827

          Total Current Liabilities          $ 19,777  $ 27,354

 Long-Term Debt:
     Bonds, mortgages and similar debt         44,479    40,772
     Capital Lease - Long Term Portion
      (Note 1)                                 15,908    16,285

 Other Liabilities and Deferred Credits:
     Deferred Fed Income Taxes                    790       789
     Deferred Gross Profit                      3,358     3,837

 Stockholders Equity:
     Capital shares                          $ 14,740  $ 14,709
     Pension Liability Adjustment              (2,271)   (2,271)
     Other stockholders equity                 35,227    37,564

          Total Stockholders Equity          $ 47,696  $ 50,002

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY   $132,008  $139,039

 See notes to condensed financial statements

               Form 10-Q

            ZIONS COOPERATIVE MERCANTILE INSTITUTION

 CONDENSED INCOME STATEMENT THREE MONTHS ENDED May 2, 1998 & MAY 3, 1997
                   In Thousands (000 omitted)

                                                 1998      1997

 Net Sales                                     $53,930   $54,340
 Cost of goods sold, direct merchandising and
   buying costs                                 37,554    36,893
 Other revenues                                  1,552     1,412
 Other costs and expenses applicable to
   other revenue                                     0         0
 Selling, general and administrative expenses   18,511    18,293
 Provision for doubtful accounts and notes         257       232
 Other Income:
     Miscellaneous other income                    487       168
 Income Deductions:
     Interest and amortization of debt discount and
       expenses                                    679       604
     Interest Expense on Capital Leases (Note 1)   402       363
     Miscellaneous income deductions               549       366


 Net loss before income tax expense and
   extraordinary items                         $(1,983)   $ (831)
 Income tax expense                                  0         0

 Net loss before extraordinary items           $(1,983)   $ (831)
 Extraordinary items less applicable tax             0         0

 Net Loss                                      $(1,983)   $ (831)



 Weighted average number of common shares
  outstanding                                2,199,437  2,208,920
 Earnings per common share                   $ (0.90)   $ (0.38)
 Cash dividends per common share             $  0.16    $  0.16


 See notes to condensed financial statements


                              -3-

     Form 10-Q
            ZIONS COOPERATIVE MERCANTILE INSTITUTION

 CONDENSED STATEMENT OF CASH FLOWS MAY 2, 1998 & May 3, 1997
                   In Thousands (000 omitted)
                                                   April     April
                                                    1998      1997
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                $(1,984)  $ (831)
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                  1,080    1,094
     Deferred gross profit                         (2,306)  (2,403)
 Deferred income taxes                                  0        0
 Provision for losses on accounts receivable          257      232
 Decrease (increase) in assets:
     Accounts receivable                            7,109    6,638
     Inventories                                   (1,919)  (1,406)
     Prepaid expenses                                (237)    (249)
     Other Assets                                       0        0
 Increase (decrease) in liabilities
      Accounts payable -- trade                    (2,372)  (2,434)
     Accrued liabilities                             (890)  (1,622)
 Net cash provided by operating activities         (1,262)    (980)

 CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property, plant and equipment         (3,151)    (826)
 Proceeds from sale of property, plant and
  equipment                                         3,156        0
 Net cash used in investing activities                  5     (826)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings       0   (7,000)
 Additions (Reductions) to long-term debt           1,256    9,144
 Principal payments on long-term debt obligations
    under capital leases                             (412)    (458)
 Stock options exercised and sales of capital stock     0     (112)
 (Purchase) Sale of treasury stock                     31        0
 Cash dividends                                      (352)    (353)
 Long Term Investments                                300        0
 Long Term Note Receivable                           (550)    (275)
 Net cash provided by (used in) financing activities  273      946
 NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                       (985)    (862)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     1,619    1,467
 CASH AND CASH EQUIVALENTS AT END OF PERIOD           634      606

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


 2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 2, 1998 and the results of operations for three months ended May 2, 1998, and May 3, 1997 and changes in financial position for three months ended May 2, 1998 and May 3, 1997.


 3.  The results of operations for the three months period   ended May 2,
      1998 are not necessarily indicative of the results to be expected for the full year.

                           FORM 10-Q
            ZIONS COOPERATIVE MERCANTILE INSTITUTION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 1.  Prospective Information:
     Construction for ten months in front of the flagship ZCMI store, as well as continuing construction on the main interstate freeway in Salt Lake City contributed to a lackluster sales year for 1997 and a slow first quarter of 1998. However, as a result of expense control and despite an increase in the minimum wage, ZCMI still managed to attain a profit in 1997 in a tough retailing market.

     Continuing construction on the major freeway in the Salt Lake Valley along with commuter transit construction near the flagship store in Downtown Salt Lake City will likely have an effect on sales in that location for approximately three additional years. Our emphasis will be to continue building market share in the moderate and better price points while positioning quality opening price points with name-brand lines.

     The East Bay Mall store closed on April 25, 1998. This store had been converted to an outlet store during fiscal 1992. No new stores are planned for opening during the current fiscal year.

     Capital expenditures during fiscal 1997 consisted of a major addition to the Layton Hills store. An additional 38,000 square feet was added to the store based on a lease option with the mall. The project was substantially finished by December 15, 1997 with the exception of new fixturing that was installed during February 1998. Also, new Polo shops were constructed in the Downtown and Cottonwood stores in addition to smaller remodeling projects. Lastly, a new database marketing system and a software system to further automate receiving functions were also implemented.

     Future estimated capital expenditures include normal equipment and fixture replacement estimated at $1,000,000 and the completion of a 42,000 square foot expansion and complete remodel of the University Mall store. The University Mall store which is presently owned, will be sold and leased back to the mall, and that transaction, together with incentives from the city of Orem and mall developer, is estimated to cover all costs except approximately $2,500,000 of the expansion and remodeling cost.
                                              (Continued on page 7)

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

 2.  Liquidity and Capital Resources:
     The quick and current ratios are 2.1 and 4.9, respectively for the first quarter of 1998 as compared with 1.8 and 3.9 during 1997. This indicates that the Company's liquidity is more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the Company has ($54,000,000) are more than adequate to handle the borrowing requirements for the above mentioned items.

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

                           FORM 10-Q
            ZIONS COOPERATIVE MERCANTILE INSTITUTION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Continued from page 7)

                                  Percent of Net Sales
                                  THREE MONTHS ENDED
                                  May 2, 1998    May 3, 1997
    Net Sales                        100.0%    100.0%
    Other Income, net                  2.9       2.6
                                     102.9     102.6
    Costs and expenses:
         Costs & merchandise sold     69.6      67.9
         Selling, general & admin.    34.3      33.7

         Income(loss) from
          operations                  (1.0)      0.4
    Interest expense, net              2.7       1.9
    Net loss                          (3.7)     (1.5)

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

    Sales decreased by 0.8% in the first quarter of 1998 over the first quarter of 1997.

    Costs of goods sold have increased to 69.6% for the three month period ended May 2, 1998 as compared to 67.9% for the same period for 1997. A major cause of this increase was due to markdowns increasing to 20.6% of sales as of May 2, 1998 as compared to 17.9% of sales on May 3,1997.
     Selling,  general,  and   administrative expenses have increased slightly
     as a percent of sales. As of May 2, 1998, they were 34.3% of sales while they were 33.7% of sales as of May 3, 1997.

    Operating expenses increased in the first quarter of 1998 due
                                                  (Continued on page 9)

                           FORM 10-Q
            ZIONS COOPERATIVE MERCANTILE INSTITUTION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 (Continued from page 8)
    mainly to an increase in payroll and bad debt expenses. Payroll has continued to increase dramatically during the year due to an increase in the minimum wage in September 1997 along with competitive wages that continue to rise in the prime market areas of ZCMI. Interest income has continued to increase over last year as a result of changes in interest rates on accounts, while at the same time interest expense incurred from borrowing has offset this increase.

    Year 2000 Issues
    The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. System failures or miscalculations could result from programs recognizing dates using "00" as the year 1900 rather than the year 2000. During fiscal 1997, ZCMI has tested various programs and has communicated with major suppliers to determine the extent that this issue will affect the Company's operations. ZCMI has determined that the extent of the effect on the Company is minimal, due to the recent conversion in computer hardware to the AS/400 system and the total rewrite of programs at that time. There are numerous systems involved in this issue, however, and ZCMI has numerous suppliers which interface with systems in use. ZCMI anticipates that projects converting any remaining problems with older software or outside purchased equipment as well as POS terminal programs and all other types of equipment which may be affected will be completed prior to October 1999. The costs of these conversions will be expensed during the normal course of business and are not expected to be material.

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

            None

Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information.

    1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended May 2, 1998.

    2. There were no securities of the Company sold by the Company during the three months ended May 2, 1998 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

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








                        ZIONS CO-OPERATIVE MERCANTILE INSTITUTION





Date  June 10, 1998       Keith C. Saunders
                   Keith C. Saunders, Secretary
                   Executive Vice President