Form 10-Q
period 1998-08-01
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1998-09-15
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED  July 31, 1998
                 COMMISSION FILE NUMBER 0-1391





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

 Yes    X                     No

 Number of Shares outstanding:     Common Stock  2,200,445 shares
                               Other shares, none

                                  Form 10-Q


            ZIONS COOPERATIVE MERCANTILE INSTITUTION

                             INDEX


     TITLE                                         PAGE NO.


     Balance Sheet                                    1
      August 1, 1998 & January 31, 1998


     Statement of Income                              3
      Three Months Ended August 1, 1998 & August 2, 1997


     Statement of Income                              4
      Six  Months Ended August 1, 1998 & August 2, 1997


     Condensed Statement of Cash Flows                5
      Three Months Ended August 1, 1998 and August 2,1997


     Notes to Condensed Financial Statements          6


     Management's Discussion and Analysis of the      7
      Condensed Income Statements


     Other Information                               11


     Signatures                                      12


            ZIONS COOPERATIVE MERCANTILE INSTITUTION

        BALANCE SHEET - AUGUST 1, 1998 & JANUARY 31, 1998
                   In Thousands (000 omitted)


                    ASSETS AND OTHER DEBITS


 Current Assets:                                       JULY      JANUARY
                                                       1998        1998

 Cash and cash items                                $   673     $ 1,619
 Accounts and Notes Receivable                       38,784      50,056
   Less allowance for doubtful accounts               1,897       1,286
   Net Accounts Receivable
       and Notes Receivable                          36,887      48,770
 Inventories:
   Finished goods - LIFO cost,
     retail method                                   48,373      48,497
   Supplies - FIFO cost                               2,649       1,175

 Prepaid Expenses                                     1,062       1,075
 Deferred Income Taxes                                2,496       2,496

     Total Current Assets                           $92,140     103,632

 Property:
     Property, plant and equipment                  $34,922     $37,472
     Less accumulated depreciation, depletion
      and amortization of property,
      plant & equipment                              12,864      13,737
     Capital Leases, Net Accumulated Amortization
     (Note 1)                                         9,945      10,747
         Total Property - Net                       $32,003     $34,482

 Other Assets and Deferred Charges:
     Other Assets                                       322         621
     Investment in Subsidiary                           304         304
 LT Note Receivable                                     520           0

 TOTAL ASSETS AND OTHER DEBITS                     $125,289    $139,039

 See Notes to condensed financial statements

                              Form 10-Q

            ZIONS COOPERATIVE MERCANTILE INSTITUTION

       BALANCE SHEET - AUGUST 1, 1998 & JANUARY 31, 1998
                   In Thousands (000 omitted)

         LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                        JULY   JANUARY
                                                        1998     1998
 Current Liabilities:
 Accounts payable - trade                            $ 3,554  $ 9,415
 Short term borrowings - banks                         2,784        0
 Current portion of long-term debt                       389      372
 Current portion of obligations under capital
   leases                                              1,676    1,620
 Accrued liabilities
     Outstanding gift certificates                     1,922    2,011
     Other accrued liabilities                        10,243   12,109
     Deferred gain on sale and leaseback               1,924    1,827
          Total Current Liabilities                  $22,492  $27,354

 Long-Term Debt:
     Bonds, mortgages and similar debt                39,473   40,772
     Capital Lease - Long Term
          Portion (Note 1)                            15,532   16,285

 Other Liabilities and Deferred Credits:
     Deferred Fed Income Taxes                           789      789
     Deferred Gross Profit                             2,879    3,837

 Stockholders Equity:
     Capital shares                                  $14,762  $14,709
     Pension Liability Adjustment                     (2,271)  (2,271)
     Other stockholders equity                        31,633   37,564

          Total Stockholders Equity                  $44,124  $50,002

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY          $125,289 $139,039


 See notes to condensed financial statements

                              Form 10-Q

            ZIONS COOPERATIVE MERCANTILE INSTITUTION

                   CONDENSED INCOME STATEMENT
  FOR THE THREE MONTHS ENDED AUGUST 1, 1998 & AUGUST 2,1997
                   In Thousands (000 omitted)

                                                        1998      1997

 Net Sales                                           $51,391   $52,561
 Cost of goods sold, direct merchandising and
   buying costs                                       36,268    35,712
 Other revenues                                        1,339     1,250
 Other costs and expenses applicable to
     other revenue                                         0         0
 Selling, general and administrative expenses         18,147    18,488
 Provision for doubtful accounts and notes               254       229

 Other Income:
     Miscellaneous other income                          191       107
 Income Deductions:
     Interest and amortization of debt discount and
       expenses                                          694       525
     Interest Expense on Capital Leases (Note 1)         404       365
     Miscellaneous income deductions                     398       408

 Net loss before income tax expense and
   extraordinary items                               $(3,244)  $(1,809)
 Income tax expense                                        0         0

 Net loss before extraordinary items                 $(3,244)  $(1,809)
 Extraordinary items less applicable tax                   0         0

 Net Loss                                            $(3,244)  $(1,809)


 Weighted average number of
     common shares outstanding                     2,200,445 2,201,947
 Earnings per common share                           $ (1.47)  $ (0.82)
 Cash dividends per common share                     $  0.16   $  0.16




 See notes to condensed financial statements

                         Form 10-Q


            ZIONS COOPERATIVE MERCANTILE INSTITUTION

                   CONDENSED INCOME STATEMENT
   FOR THE SIX MONTHS ENDED AUGUST 1, 1998 & AUGUST 2, 1997
                   In Thousands (000 omitted)


                                                       1998      1997
 Net Sales                                         $105,321  $106,901
 Cost of goods sold, direct merchandising and
  buying costs                                       73,822    72,606
 Other revenues                                       2,891     2,662
 Other costs and expenses applicable
      to other revenue                                    0         0
 Selling, general and
     administrative expenses                         36,658    36,781
   Provision for doubtful accounts and notes            511       461

 Other Income:
     Miscellaneous other income                         678       275
 Income Deductions:
     Interest and amortization of debt discount
       and expenses                                   1,373     1,129
     Interest Expense on
          Capital Leases (Note 1)                       806       728
     Miscellaneous income deductions                    947       773

 Net loss before income tax expense and
   extraordinary items                               (5,227)   (2,640)
 Income tax expense                                       0         0

 Net loss before extraordinary items                 (5,227)   (2,640)
 Extraordinary items less applicable tax                  0         0

 Net loss                                          $ (5,227) $ (2.640)


 Weighted average number of
     common shares outstanding                    2,200,445 2,201,947
 Earnings per common share                          $( 2.38)  $ (1.20)
 Cash dividends per common share                    $  0.16   $  0.16





 See notes to condensed financial statements


                              -4-
                         Form 10-Q
            ZIONS COOPERATIVE MERCANTILE INSTITUTION

               CONDENSED STATEMENT OF CASH FLOWS
                AUGUST 1, 1998 & AUGUST 2, 1997
                   In Thousands (000 omitted)

                                                        July      July
                                                        1998      1997
 Net Income (loss)                                   $(5,227)  $(2,640)
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                     2,192     2,167
     Deferred gross profit                            (2,786)   (2,883)
 Deferred income taxes                                     0         0
 Provision for losses on accounts receivable             511       461
 Decrease (increase) in assets:
     Accounts receivable                              11,372    10,782
     Inventories                                      (1,350)     (462)
     Prepaid expenses                                     13      (148)
     Other Assets                                          0         0
 Increase (decrease) in liabilities:
     Accounts payable -- trade                          (625)   (5,280)
     Accrued liabilities                                 114    (2,338)
 Net cash provided by operating activities             4,214      (339)

 CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property, plant and equipment            (3,849)   (2,252)
 Proceeds from sale of property,
     plant and equipment                               4,136         0

 Net cash used in investing activities                   287    (2,252)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings          0    (3,000)
 Additions (reductions) to long-term debt             (3,750)    6,819
 Principal payments on long-term debt & obligations
    under capital leases                                (825)     (916)
 Stock options exercised and sales of capital stock
 (Purchase)Sale of treasury stock                         52         6
 Cash dividends                                         (704)     (705)
 Long Term Investments                                   300      (600)
 Long Term Note Receivable                              (520)        0

 Net cash provided by (used in)
     financing activities                             (5,447)    1,491

 NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                               (946)   (1,101)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,619     1,467

 CASH AND CASH EQUIVALENTS AT END OF PERIOD          $   673   $   367

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

 2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 1, 1998 and January 31, 1998 and the results of operations for the three months ended August 1, 1998 and August 2, 1997, for six months ended August 1, 1998 and August 2, 1997 and changes in financial position for three months ended August 1, 1998 and August 2, 1997.

 3. The results of operations for the three months period ended August 1,1998 and August 2, 1997 and the six months period ended August 1, 1998 and August 2, 1997 are not necessarily indicative of the results to be expected for the full year.

























                              -6-
                              Form 10-Q
            ZIONS COOPERATIVE MERCANTILE INSTITUTION
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS

 1.  Prospective Information:
     Major freeway construction, combined with commuter transit construction, and a slowdown in the economy in general has contributed to a slow first half in sales. This lack of sales has forced larger than normal markdowns, contributing to weak gross margins and a substantial loss for the first half of 1998.

     Continuing construction on the major freeway in the Salt Lake Valley has affected sales in the Downtown Salt Lake City, Cottonwood, Valley Fair, South Towne and Fashion Place stores, traditionally the major market areas of the Company. This freeway construction will continue to affect sales for the next three years. Commuter transit construction in front of and near the Downtown Salt Lake City store has also affected sales in that location.

     Capital expenditures during fiscal 1997 consisted of a major addition to the Layton Hills store. An additional 38,000 square feet was added to the store, based on a lease option with the mall. The project was substantially finished by December 15, 1997, with the exception of new fixturing which was installed in February 1998. Also, new Polo shops were constructed in the Downtown and Cottonwood stores in addition to smaller remodeling projects. Lastly, a new database marketing system and a software system to further automate receiving functions were also implemented.

     Estimated capital expenditures for fiscal 1998 include normal equipment and fixture replacement estimated at $1,000,000 and the completion of a 42,000 square foot expansion and complete remodel of the University Mall store. The University Mall store, which is presently owned, will be sold and leased back to the mall and that transaction together with incentives from the city of Orem and mall developer, is estimated to cover all costs except approximately $2,500,000 of the expansion and remodeling cost, which will be sold and leased back. Sales at the University Mall location will be affected by this remodel.

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

     The East Bay Mall Outlet Store closed on April 25, 1998. This store had been converted to an outlet store during fiscal 1992. No new stores are planned for opening during the current fiscal year.

 2.  Liquidity and Capital Resources:
     The quick and current ratios are 1.7 and 4.1, respectively for the second quarter 1998 as compared to 1.6 and 3.7 for the same time period in 1997. This indicates that the Company's liquidity is more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the Company has ($54,000,000) are more than adequate to handle the borrowing requirements for the above mentioned items.

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

 4.  Interim Period Reporting:
     The following table summarizes the changes in selected operating indicators, illustrating the relationships of various income and expense items to net sales for each period presented:

                                         PERCENT OF NET SALES
                                           THREE MONTHS ENDED
                                        Aug 1, 1998    Aug 2, 1997
     Net Sales                            100.0%         100.0%
     Other Income, net                      2.6            2.4
                                          102.6          102.4
     Costs and expenses:
          Costs & merchandise sold         70.6           67.9
          Selling, general & admin.        35.3           35.2

          Income(loss) from operations     (3.3)          (0.7)
     Interest expense, net                 (3.0)          (2.7)
     Net loss                              (6.3)          (3.4)

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

     Sales decreased by 2.2% in the second quarter of 1998 compared to the second quarter of 1997 due to factors explained previously.

     Cost of goods sold has increased to 70.57% for the three month period ended August 1, 1998 as compared to 67.94% for the same period for 1997. Markdowns have increased to 21.3% of sales as of August 1, 1998 as compared to 18.3% during the same period ending on August 2, 1997. The increase in markdowns is the result of an overstock of merchandise and a decrease in sales. These two factors are a result of the previously mentioned construction in the major market areas of the Salt Lake Valley. Selling, general, and administrative expenses have remained steady as a percent of sales. As of August 1, 1998, they were 35.31% of sales while they were 35.17% of sales as of August 2, 1997. This comes despite an increase in the minimum wage.

     For the first six months of 1998, cost of goods sold increased as a percent of sales to 70.1%, as compared to 67.9% for the same time period in 1997 as explained above. Selling, general, and administrative expenses increased slightly to 34.81% for the first six months of 1998 as a percent of sales as compared to 34.41% for the first six months of 1997.

     Operating expenses increased in the first half of 1998 due mainly to an increase in payroll and bad debt expenses. Payroll has continued to increase dramatically during the year due to an increase in the minimum wage in September 1997 along with competitive wages that continue to rise in the prime market areas of ZCMI. Interest income has continued to increase over last year as a result of changes in interest rates on accounts, while at the same time interest expense incurred from borrowing has offset this increase.

 Year 2000 Issues
     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. System failures or miscalculations could result from programs recognizing dates using "00" as the year 1900 rather than the year 2000. During fiscal 1997, ZCMI has tested various programs and has communicated with major suppliers to determien the extent that this issue will affect the Company's operations. ZCMI has determined that the extent of the effect on the Company is minimal, due to the recent conversion in computer hardware to the AS/400 system and the total rewrite of programs at that time. At the present time, many systems are already completed. There are numerous systems involved in this issue, however, and ZCMI has numerous suppliers which interface
      with  systems  in  use.   ZCMI anticipates that projects converting
      any remaining problems with older software or outside purchased equipment, as well as POS terminal programs and all other types of equipment which may be affected, will be completed prior to October 1999. The costs of these conversions will be expensed during the normal course of business and are not expected to be material. Contingency plans are in place for critical systems and are not anticipated to be needed.

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

          None.

 Item 3.  Defaults Upon Senior Securities.

          None

 Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

 Item 5.  Other Information.

       1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended August 1, 1998.

       2. There were no securities of the Company sold by the Company during the three months ended August 1, 1998 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

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




                        ZIONS COOPERATIVE MERCANTILE INSTITUTION




 Date September 14, 1998              Keith C. Saunders
                                      Keith C. Saunders
                                   Executive Vice President-CFO