Form 10-Q
period 1998-10-31
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1998-12-14
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED October 31, 1998
                  COMMISSION FILE NUMBER 0-1391





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

                                                        Form 10-Q





                ZIONS COOPERATIVE MERCANTILE INSTITUTION

                                 INDEX


TITLE                                                    PAGE NO.

    Condensed Balance Sheet                                 1

    Condensed Income Statement                              3
     Three Months Ended Oct 31, 1998 & Nov 1, 1997

    Condensed Income Statement                              4
     Nine Months Ended Oct 31, 1998 & Nov 1, 1997

    Statements of Cash Flows                                5
     Three Months Ended Oct 31, 1998 & Nov 1, 1997

    Notes to Condensed Financial Statements                 6

    Management's Discussion and Analysis of the             7
     Condensed Income Statement

    Other Information                                      12

    Signatures                                             13

                                                                Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

      CONDENSED BALANCE SHEET - OCTOBER 31, 1998 & JANUARY 31, 1998
                        In Thousands (000 omitted)


                          ASSETS AND OTHER DEBITS

Current Assets:                                       OCTOBER   JANUARY
                                                        1998      1998

    Cash and short term investments                   $    694  $  1,619
    Accounts and Notes Receivable                       39,571    50,056
    Less allowance for doubtful accounts                 2,286     1,286
    Net Accounts Receivable and Notes Receivable        37,285    48,770
    Inventories:
         Finished goods                                 53,067    48,497
         Supplies                                        3,453     1,175

    Prepaid Expenses                                       958     1,075
    Deferred Income Taxes                                2,496     2,496

         Total Current Assets                         $ 97,953  $103,632

Property:
    Property, plant and equipment                     $ 37,370  $ 37,472
    Less accumulated depreciation, depletion
    and amortization of property, plant and
    equipment                                           14,009    13,737
    Capital Leases, Net Accumulated Amortization
    (Note 1)                                             9,544    10,747

         Total Property                               $ 32,905  $ 34,482

Other Assets and Deferred Charges
    Other Assets                                           322       621
    Investment in Subsidiary                               304       304
LT Note Receivable                                         500        0

TOTAL ASSETS AND OTHER DEBITS                          $131,984 $139,039



See notes to financial statements

                                                           Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
       CONDENSED BALANCE SHEET - OCTOBER 31, 1998 & JANUARY 31, 1998
                        In Thousands (000 omitted)

               LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                      OCTOBER   JANUARY
                                                        1998      1998
Current Liabilities:
    Accounts payable - trade                          $ 5,667   $  9,415
    Short term borrowings - banks                       6,899          0
    Current portion of long-term debt                     398        372
    Current portion of obligations under
      capital leases                                     1,574     1,620
    Accrued liabilities
      Outstanding gift certificates                      2,025     2,011
      Other accrued liabilities                         11,447    12,109
Deferred gain on sale and leaseback                      1,749     1,827

         Total Current Liabilities                    $ 29,759  $ 27,354

Long-Term Debt:
    Bonds, mortgages and similar debt                   44,414    40,772
    Capital Lease - Long Term Portion (Note 1)          15,155    16,285

Other Liabilities and Deferred Credits:
    Deferred Fed Income Taxes                              790       789
    Deferred Gross Profit                                2,501     3,837

Stockholders Equity:
    Capital shares                                    $ 14,767  $ 14,709
    Pension Liability Adjustment                        (2,271)   (2,271)
    Retained Earnings                                   26,869    37,564

         Total Stockholders Equity                    $ 39,365  $ 50,002

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY              $131,984  $139,039





See notes to financial statements

                                                            Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

                         STATEMENT OF OPERATIONS
        FOR THREE MONTHS ENDED OCTOBER 31, 1998 & NOVEMBER 1, 1997
                        In Thousands (000 omitted)

                                                        1998      1997

Net Sales                                             $ 56,657  $ 60,577
Cost of goods sold, direct merchandising and
 buying costs                                           39,812    42,401
Other revenues                                           1,359     1,430
Other costs and expenses applicable to other revenue
Selling, general and administrative expenses            20,884    18,915
Provision for doubtful accounts and notes                  356       356
Other Income:
    Miscellaneous other income                             463       149
Income Deductions:
    Interest and amortization of debt discount and
      expenses                                             698       756
    Interest Expense on Capital Leases (Note 1)            404       364
    Miscellaneous income deductions                        687       373

Net loss before income tax expense
  and extraordinary items                             $ (4,362)   (1,009)
Income tax expense                                          0         0

Net loss before extraordinary items                   $ (4,362) $ (1,009)
Extraordinary items less applicable tax                     0         0

Net Loss                                              $ (4,362) $ (1,009)


Weighted average number of common shares outstanding   2,204,984 2,204,984
Earnings per common share                               ($ 1.98)  ($ 0.46)
Cash dividends per common share                          $ 0.16    $ 0.16




See notes to condensed financial statements

                                                          Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

                         STATEMENT OF OPERATIONS
        FOR NINE MONTHS ENDED OCTOBER 31, 1998 & NOVEMBER 1, 1997
                        In Thousands (000 omitted)

                                                          1998    1997

Net Sales                                             $161,978  $167,478
Cost of goods sold, direct merchandising and
 buying costs                                          113,634   115,007
Other revenues                                           4,250     4,092
Other costs and expenses applicable to other revenue
Selling, general and administrative expenses            57,542    55,696
Provision for doubtful acounts and notes                   867       817
Other Income:
    Miscellaneous other income                           1,141       424
Income Deductions:
    Interest and amortization of debt discount
      and expenses                                       2,071     1,885
    Interest Expense on Capital Leases (Note 1)          1,210     1,092
    Miscellaneous income deductions                      1,634     1,146

Net loss before income tax expense
  and extraordinary items                               (9,589)   (3,649)
Income tax expense                                           0       0

Net loss before extraordinary items                   $ (9,589) $ (3,649)
Extraordinary items less applicable tax                      0        0

Net Loss                                              $ (9,589) $ (3,649)


Weighted average number of common shares outstanding  2,204,984  2,204,984
Earnings per common share                             $   (4.35) $  (1.65)
Cash dividends per common share                       $    0.16 $    0.16




See notes to financial statements

                                                      Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
                         STATEMENTS OF CASH FLOWS
       FOR THREE MONTHS ENDED OCTOBER 31, 1998 & NOVEMBER 1, 1997
                        In Thousands (000 omitted)

                                                      OCTOBER   OCTOBER
                                                        1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                     $(9,590)  $(3,649)
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                         3,346     3,364
  Deferred gross profit                                (3,163)   (3,362)
Deferred income taxes                                       0         0
Provision for losses on accounts receivable               867       817
Decrease (increase) in assets:
  Accounts receivable                                  10,618     8,306
  Inventories                                          (6,848)  (10,826)
  Prepaid expenses                                       (117)      (64)
  Other assets                                              0         0
Increase (decrease) in liabilities:
  Accounts payable - trade                              2,903     3,109
  Accrued liabilities                                   1,188       797
Net cash provided by operating activities                (562)   (1,508)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment              (5,906)   (1,880)
Proceeds from sale of property,
  plant, and equipment                                  4,136         0
Net cash used in investing activities                  (1,770)   (1,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings        2,700    (6,000)
Additions to (from) long-term debt                      1,191    11,544
Principal payments on long-term debt &
  obligations under capital leases                     (1,237)   (1,193)
Stock options exercised and sales of capital stock
Purchase of treasury stock                                (43)      (112)
Sale of treasury stock                                     52        25
Cash dividends                                         (1,056)   (1,050)
Long Term Investments                                     300      (600)
Long Term Note Receivable                                (500)        0
Net cash provided by (used in) financing activities     1,407     2,614

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   (925)     (774)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        1,619     1,467

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   694   $   693

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

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1998 and January 31, 1998 and the results of operations for the three months ended October 31, 1998 and November 1, 1997, for nine months ended October 31, 1998 and November 1, 1997 and changes in financial position for three months ended October 31, 1998 and November 1, 1997.

3. The results of operations for the three months period ended October 31, 1998 and November 1, 1997 and the nine months period ended October 31, 1998 and November 1, 1997 are not necessarily indicative of the results to be expected for the full year.



















                               -6-

                                                              Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS

1.  Prospective Information:
    Major freeway construction, combined with commuter transit construction, and a slowdown in the economy in general, has contributed to a slow first nine months in sales. This lack of sales has forced larger than normal markdowns to clear inventories, contributing to weak gross margins and a substantial loss for the first nine months of 1998.

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

    Capital expenditures during fiscal 1997 consisted of a major addition to the Layton Hills store. An additional 38,000 square feet was added to the store, based on a lease option with the mall. The project was substantially finished by December 15, 1997 with the exception of new fixturing which was installed during February 1998. Also, new Polo shops were constructed in the Downtown and Cottonwood stores in addition to smaller remodeling projects. Lastly, a new database marketing system and a software system to further automate receiving functions were also implemented.

    Estimated capital expenditures for fiscal 1998 include normal equipment and fixture replacement estimated at $1,000,000 and the completion of a 42,000 square foot expansion and complete remodel of the University Mall store.
    The University Mall store, which is presently owned, will be sold and leased back to the mall and that transaction together with incentives from the city of Orem and mall developer, is estimated to cover all costs except approximately $2,500,000 of the expansion and remodeling cost, which will be sold and leased back. Sales at the University Mall location were affected in the third quarter by this remodel.

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

                                    -7-
                                                              Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS
    (Continued from page 7)

2.  Liquidity and Capital Resources:
    The quick and current ratios are 1.3 and 3.3, respectively for the third quarter 1998 as compared to 1.2 and 3.1 for the same time period in 1997. This indicates that the Company's liquidity remains more than adequate. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. The liquidity is considered adequate to finance current operations, pay dividends, and provide for capital expenditures. The lines of credit that the Company has ($54,000,000) are adequate to handle the borrowing requirements for the above mentioned items.

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

4.  Interim Period Reporting:
    The following table summarizes the changes in selected operating indicators, illustrating the relationships of various income and expense items to net sales for each period presented:

                                       PERCENT OF NET SALES
                         THREE MONTHS ENDED       NINE MONTHS ENDED
                    Oct 31,1998  Nov 1,1997     Oct 31,1998    Nov 1,1997
Net sales                100.0%      100.0%         100.0%       100.0%
Other income, net          2.4         2.4            2.6          2.4
                         102.4       102.4          102.6        102.4
Costs and expenses:
 Costs of mdse sold       70.3        70.0           70.1         68.7
 Selling,general & admin  36.9        31.2           35.5         33.3

 Income(loss) from oper.  (4.8)        1.2           (3.0)         0.4
 Interest expense, net     2.9         2.9            2.9          2.6
Net loss                  (7.7)       (1.7)          (5.9)        (2.2)

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

                                                           Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS
    (Continued from page 8)

    Sales decreased by 6.5% in the third quarter of 1998 over the third quarter of 1997 due to factors explained previously.

    Cost of goods sold remained steady at 70.26% for the three month period ended October 31, 1998 as compared to the same period for 1997. Markdowns have increased to 22.1% of sales as of October 31, 1998 as compared to 18.2% of sales on November 1, 1997. Selling, general, and administrative expenses have increased as a percent of sales in comparison to last year. As of October 31, 1998, they were 36.86% of sales while they were 31.22% of sales as of November 1, 1997.

    For the first nine months of 1998, cost of goods sold as a percent of sales increased to 70.1%, while for the same time period in 1997 cost of goods sold as a percent of sales was 68.7%. Selling, general, and administrative expenses increased to 35.5% as a percent of sales.

    Operating expenses increased in the first nine months of 1998 due mainly to an increase in payroll and bad debt expenses. Payroll has continued to increase dramatically during the year due to an increase in the minimum wage in September 1997 along with competitive wages that continue to rise in the prime market areas of ZCMI. An increase in lease expense from the ongoing reconstruction projects has also contributed to an increase in operating expense. Interest income has continued to increase over last year as a result of changes in interest rates on accounts, while at the same time interest expense incurred from borrowing has offset this increase.

    Year 2000 Issues
    As a result of many requests for certification of compliance regarding Year 2000 issues, ZCMI has prepared the following statement for disclosure of that certification. This statement has been created as of October 26, 1998 and will be updated for any changes occurring in the content.

    ZCMI has developed a comprehensive strategy for updating its systems for Year 2000 ( Y2K')compliance. The information technology ( IT') systems include custom in-house software developed by employees of ZCMI and software purchased or programmed by outside parties. These IT systems include financial, credit, merchandising, Electronic Data Interchange
    (EDI), and other types of systems as well as personal computer systems. All software used in IT systems has been identified and assessed to determine the extent of programming necessary to become Y2K compliant. Programming required to be Y2K compliant is expected to be completed by the end of the first fiscal quarter of 1999. Approximately 85% of the programming is complete as of the date of this disclosure. Vendor
                                                    (Continued on page 10)
                                    -9-

                                                           Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS
    (Continued from page 9)

    developed software is anticipated to be made Y2K compliant through upgrades and updates or replacement of vendor software by the end of the second quarer of 1999.

    ZCMI has identified some non-IT systems which may be impacted by the Y2K problem, mostly involving vendors of elevator, escalator, fax machines, and other equipment and is in the process of determining through equipment suppliers, as well as equipment testing, the extent of any renovations which may be required to make the equipment Y2K compliant. These non-IT systems are minor in nature and would not significantly impact the Company's operation.

    ZCMI has also identified third parties with which there are significant working relationships that could, in the event of a Y2K related failure, have a material effect on its financial position and operating results. Those third parties include energy and utility suppliers, merchandise suppliers, communication vendors, and banking partners, including bankcard merchants and processors. These relationships, especially with the utility suppliers and banks, could have a material adverse effect on the operating results and financial position of ZCMI. ZCMI is making inquiries with these third parties to assess their Y2K readiness and compliance. This process will be ongoing throughout the current and next fiscal year.

    ZCMI expects that costs to address Y2K issues will total approximately $200,000 as part of normal fixed asset procurement. Nearly all of this cost will be spent on equipment in the first half of 1999. Normal salary and fringe benefit costs will be spent on the resolution of the Y2K issue during the last half of fiscal 1998 and the first half of fiscal 1999. Y2K issues have received a high priority within ZCMI and, as a result, normal maintenance of some It systems have been delayed. While such non-Y2K maintenance is expected to enhance operational efficiencies and improve the quality of information available to management, the delay of such maintenance is not expected to have an impact on operations or the financial position of ZCMI.

    Worst case Y2K scenarios could be as insignificant as a minor interruption in shipping of merchandise resulting from an unanticipated problem in the IT systems of any of the third parties with whom ZCMI does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, transactions can be held until the IT system and other systems are repaired and the interruption would have a minor effect on the operations and financial position of ZCMI. On the other hand, a worst case Y2K scenario could be as catastrophic as an extended loss of utility service resulting from the
                                                     (Continued on page 11)
                                   -10-

                                                           Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE CONDENSED INCOME STATEMENTS
    (Continued from page 10)

    loss of power or communication ability from third party utilities. Such an interruption would force ZCMI to close the affected stores until power was restored and business could be conducted with customers. Such a closure, if prolonged, could have a material effect on operating results and financial position.

    This statement is prepared for the purposes stated above and for disclosure in quarterly and annual reports to the Securities and Exchange Commission and, as such, is the extent of disclosure the executive officers and senior management of ZCMI are willing to make at the present time. As a public company, ZCMI is sensitive to the disclosure given to any vendor, stockholder, or associated entity and the disclosure contained herein is the absolute amount of any assurance that ZCMI will achieve Year 2000 readiness.

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




















                                   -11-

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

         None.

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

      1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended October 31, 1998.

      2. There were no securities of the Company sold by the Company during the three months ended October 31, 1998 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

      3. Shareholder proposals for action at the 1999 Annual Meeting that are not requested to be included in the Company's 1999 Proxy Statement must be received by the Company on or before March 20, 1998, which is the date provided in Rule 14a-4 as 45 days prior to the day of the month on which the 1998 Proxy Statement was first mailed to shareholders.

         Shareholder proposals for action at the 1999 Annual Meeting that are requested to be included in the Company's 1999 Proxy Statement must be received by the Company on or before January 5, 1998, which is 120 days prior to the day of the month on which the 1998 Proxy Statement was first mailed to shareholders.

Item 6.  Exhibits and Reports on Form 8-K.

         None.
                                   -12-

                                                                Form 10-Q







                                SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                             ZIONS COOPERATIVE MERCANTILE INSTITUTION



Date:December 11, 1998           Keith C. Saunders
                             Keith C. Saunders,
                             Executive Vice President - CFO