Form 10-K
period 1999-01-30
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1999-04-30
CIK 109378

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the Fiscal Year Ended January 30, 1999
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
 SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                             None
 SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
        Capital Stock - $.001 par value; outstanding at
               April 28, 1999, 2,159,593 shares.
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X   No __
Aggregate market value at April 28, 1999 of the voting stock held by non-affiliates of the Registrant was $31,584,047.

              DOCUMENTS INCORPORATED BY REFERENCE
(1) The Registrant's Annual Report to Stockholders for the year ended January 30, 1999 (Part II).
(2) The Registrant's 1998 Proxy Statement (Notice of Annual Meeting of Shareholders to be held May 26, 1999) pursuant to Regulation 14A (Parts I and III).

PART I
ITEM  1.  BUSINESS.
     (a) Zions Cooperative Mercantile Institution (Registrant) was organized as a Utah Corporation in 1868 and was the first full-line department store in the United States. Notwithstanding the Registrant's name, the Registrant does not operate as a cooperative, and operates on a for-profit basis. The Registrant is in the retail line of business: operating both full-line, conventional department stores, men's and women's ready to wear, and a specialty store. The full-line stores are located in downtown Salt Lake City and Ogden, Utah and in regional shopping centers in the suburban Salt Lake City, Orem, Logan, Sandy, Layton, and St. George, Utah areas and in Pocatello and Idaho Falls, Idaho. The specialty store is located in St. George, Utah. The Registrant is one of the major tenants with full-line stores in six suburban regional shopping centers in Utah and two suburban regional shopping centers in Idaho.

     (b) Not applicable as Registrant operates one line of business as previously described.

     (c)  (1) (i)   No department or class accounted for 10% or more of
               revenue in any of the last three fiscal years.

              (ii) through (iv)   Not applicable
              (v) The business of the Registrant follows the seasonal pattern of full-line department stores.
              (vi) The Registrant offers to sell on the basis of cash, bank credit card, its own option charge account, third party credit cards. Registrant's option charge account is a typical revolving charge account with finance charges assessed on the unpaid balance at 1-3/4% per month. Registrant's sales made on credit vary by store but range from approximately one-third to one-half of sales at each store location.
              (vii) through (ix)  Not applicable
              (x) Substantial competition is found in all store locations from other full-line, conventional department stores, chain department stores, discount stores, and specialty stores.
              (xi) and (xii)  Not applicable
              (xiii)    At year end the Registrant had 2,465 employees
                   (full-time equivalent), a decrease of 33 from the prior year.
          (d) The Registrant has no operations in any foreign country, nor does the Registrant have any sales nor obtain revenue from any foreign country. The Registrant's operations are limited to the States of Utah and Idaho.

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

         Suburban store in University Mall, 1300 South State Street, Orem, Utah is an owned, three-level store of approximately 163,000 square feet. Provisions have been made to enable the store to expand to 225,000 square feet on three levels when necessary. The store is one of four major anchor stores for the mall. The store is currently being remodeled to add 40,000 square feet.

         Suburban store in Cache Valley Mall, 1400 North Main Street, Logan, Utah is a one-level store of approximately 61,000 square feet. The store is one of three major anchor stores of the mall. This building is considered adequate for present needs. The operating lease expires May 1, 2001.

         Suburban store in Layton Hills Mall, l400 North Hill Field Road, Layton, Utah is a two-level store of approximately 123,596 square feet. The store is one of three major anchor stores of the mall. This building is considered adequate for present needs. The second floor was partially remodeled during the year ended February 3, 1996. An additional 38,000 square feet was added on both levels during the year ended January 30, 1999. The operating lease expires May 31, 2015.

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

         The Registrant leases two men's and women's ready to wear and one specialty department store in the state of Utah as follows:

         Suburban men's and women's ready to wear store in Fashion Place Mall, 6253 South State Street, Murray, Utah is a one-level store of approximately 26,000 square feet. This building is considered adequate for present needs. The operating lease expires August 1, 1999.

         Suburban men's and women's ready to wear store in Foothill Village, 1420 Foothill Boulevard, Salt Lake City, Utah is a one-level store of approximately 25,000 square feet. The building is considered adequate for present needs. The operating lease expires August 3, 2003.

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

         There were no pending legal proceedings of a material nature to which Registrant was subject at January 30, 1999.

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

                    Year Ended
Quarter        1999           1998
   1      $14.37 - $15.12    $12.50 - $12.63
   2      $14.50 - $15.00    $12.50 - $13.25
   3      $14.62 - $15.00    $13.25 - $14.63
   4      $15.12 - $15.88    $14.50 - $14.50

The approximate number of stockholders at April 15,1999 was 1,540.

ITEM  6. SELECTED FINANCIAL DATA.
Selected Financial Data
(Dollars in thousands except per share amounts

Year ended:                 1999      1998      1997      1996     1995
Net Sales & Other Income $247,495  $257,474  $259,599  $254,371  $244,924
Net Income (Loss)          (8,466)      209     1,838       582     3,624
Total Assets              132,414   139,039   137,618   136,505   144,630
Long-Term Debt             29,292    57,057    42,955    56,406    50,974
Per Share Amounts:
Earnings (Loss)             (3.93)     0.09      0.84      0.27      1.69
Cash Dividends Declared      0.48      0.63      0.60      0.60      0.60
Book Value                  18.29     23.24     23.92     23.64     24.91

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
Management's Discussion and Analysis of Operations
Overview of 1998

A myriad of unfortunate situations combined with construction on the most profitable unit in the company and continuing construction on the main interstate freeway in the company's major market area contributed a
significant loss.   Slow sales in the spring forced higher markdowns and
reduced gross margins during the summer. This situation combined with unplanned slower sales in the construction-impacted Southtowne store resulted in higher markdowns and lower gross margin later in the fall.

A planned remodeling effort was completed in the Layton Hills Mall store, which resulted in increased sales in that unit. However, as a result of competition in the Utah County market, it was decided to immediately begin remodeling in the University Mall store. This remodeling was undertaken in the fall of the year, a prime retailing season, in order to gain
construction rebates from local government and the mall developer.   The
remodeling had a substantial effect on sales in this most profitable unit in ZCMI, along with increasing interest expense to finance the construction.

The continuing construction on the major interstate in the Salt Lake Valley became overwhelming during 1998. The impact of the construction drove many customers to competing stores not located close to the interstate freeway. This construction is now at the halfway point and will be continuing for two
more years.   The resulting slower sales contributed to the lower gross
margin through exceptionally higher markdowns as has been noted above.

As shown below, total sales decreased 4.3% for fiscal 1998, compared to a decrease of 0.9% for fiscal 1997, and a slight 1.9% increase in fiscal 1996. The East Bay store, which had been converted to an outlet store in fiscal 1992, was closed on May 1st, 1998. Comparable store sales for locations open during all of fiscal 1998 had a decrease of 4.0%, compared to a decrease of 0.9% for fiscal 1997, and a 2.3% increase for fiscal 1996.

Sales

Fiscal Year                 1998           1997           1996
Total sales             $238,143,100   $248,828,800   $251,180,200
Comp. store sales        237,848,000    247,651,000    249,781,000
Other Income               9,352,204      8,645,431      8,419,260
Net Income (Loss)         (8,466,414)       209,410      1,837,625
Total sales % incr. (decr.)  (4.3)           (0.9)          1.9
Comp. store sales
% incr. (decr.)              (4.0)           (0.9)          2.3
Other Inc. % increase         8.2             2.7           6.1
Earnings (Loss) per
common share                ($3.93)          $0.09         $0.84

Other income increased 8.2% for fiscal 1998 as compared to an increase of 2.7% for fiscal 1997 and 6.1% for fiscal 1996. Other income is primarily interest income from customer accounts and amortization of deferred gross profit from the sales of furniture, fixture, and equipment. Interest income had been declining as a result of continuing consumer usage of third party credit, but this trend was reversed as ZCMI increased the interest rate on outstanding account balances to 21% from the previous 18% and began to charge late payment fees. This change was effective in September 1997. An analysis of the average percent of total credit balances paid and annual turnover of credit balances is shown below.

Analysis of Credit Balances

Fiscal Year:                                 1998      1997      1996
Average Monthly Collection Percent          22.27%    21.79%    21.97%
Annual Turnover                              2.67      2.61      2.61

The average monthly collection percent has increased to 22.27% in fiscal 1998 as a result of customers paying balances more quickly to avoid interest charges. The increase also reflects the utilization of low interest third party credit by consumers to pay off higher interest debt.

Retailing Overview

The retailing industry has been affected by consolidations within store groups. These consolidations are expected to slow as the number of available acquisition targets decrease and retailers try to increase efficiency. Sales will continue to be difficult as many major areas are overstored and some fallout of retailers will happen as a result of the intensified competition for the consumer buying dollar.

The economy in the market areas of ZCMI continues to be steady, although the economy is expected to slow in the future. Competition has increased in these market areas, particularly from national lower to middle price point retailers. This competition will impact sales growth in those lower to middle price point areas. As noted, continuing construction on the freeway system will have an affect on some units in the company.

ZCMI has taken an aggressive position to combat the increasing competition and loss of gross margin. The management of ZCMI formulated a plan called "Project 2000" and are currently implementing the structure of that plan throughout the organization to both reduce expense and increase revenue and profitability. It is expected to be fully implemented during the current fiscal year.

Analysis of Operations

Cost of Merchandise Sold
Cost of merchandise sold includes the cost of merchandise and the related buying cost. Cost of merchandise sold increased to 72.3% during fiscal 1998, as compared to 68.6% in fiscal 1997 and 68.9% in fiscal 1996 as depicted in the chart below.


Fiscal Year                      1998        1997             1996
Cost of Merchandise Sold     $172,060,464  $170,665,413  $172,950,259
Costs as a percent of Sales      72.3%         68.6%         68.9%

The increase in cost of merchandise sold results from increases in costs of purchases, in markdowns taken as described above, and in shrinkage. These changes are shown below:

Cost of Merchandise Sold Factors
(as a percent to total sales)
Fiscal Year:                      1998           1997           1996
Cost purchases percent            55.5%          54.9%          55.3%
Markdowns (costed)                13.7           11.2           11.0
Shrinkage (costed)                 1.2            0.7            0.7
Discounts on invoices             (1.4)          (1.4)          (1.4)
Workroom costs                     1.3            1.2            1.3
Other buying costs                 2.0            2.0            2.0
Total costs of merchandise sold   72.3%          68.6%          68.9%

Comparisons between the fiscal periods noted above are affected by several trends. The increase in the costs of purchases is affected by the calculation of LIFO inventories. This calculation resulted in a charge to
cost of merchandise sold of $1,294,627 during fiscal 1998.   LIFO
calculations resulted in a credit to cost of merchandise sold of $534,800 during fiscal 1997 while the LIFO charge to cost of merchandise sold during fiscal 1996 was $96,863. Markdowns increased as a result of slower sales and inventories which were consistently above allowances and the causes of those slower sales are detailed above.

Selling, General, and Administrative Expenses

As shown in the chart below, selling, general and administrative expenses increased to 34.0% as a percent to sales and other income during fiscal 1998. This compares to 31.9% in fiscal 1997 and 30.7% in fiscal 1996.


Selling, General and Administrative Expenses

Fiscal Year                       1998           1997          1996
Selling, general and
administrative expenses         $84,253,239   $82,196,580    $79,713,352
Expenses as a percent to sales
 and other income                 34.0%          31.9%         30.7%
Percent increase                   2.5            3.1           3.0

Expenses have increased as a result of changes in the minimum wage laws,
affecting payroll and payroll taxes.   As part of "Project 2000" described
above, some restructuring charges also affected expense. Depreciation and equipment lease expense have also increased as a result of the expansion and remodeling in the Layton Hills store. Property tax expense also increased as a result of remodeling additions. These increases were offset by lower health care expense, lower pension expense and reduction of corporate promotional discounts. The dollar increase in expense was substantially less than the prior year dollar increase, but because sales were lower, the percentage of expense to sales has substantially increased.


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

Net cash from operating activities during fiscal 1998 after amortization, depreciation, and other non-cash adjustments, provided more cash than was used. Cash was provided by sharply higher accounts receivable payments and by substantial reduction in inventory needs. Cash was used in operating activities through payments on accounts payable.

Net cash from investing activities during fiscal 1998 used more cash than was provided. Cash was provided from the proceeds of the sale of property, plant and equipment which was subsequently leased back. Cash was used to purchase property, plant and equipment used in the remodeling of the ZCMI Layton Hills Mall store and in the remodeling of the University Mall store. The categories of capital expenditures are summarized below:

Capital Expenditures

Fiscal Year:                          1998          1997         1996
Furniture, fixtures and equipment   $2,094,070   $4,616,034  $3,887,631
Store remodeling and improvement     5,823,920    4,608,485   1,360,802
Total Capital Expenditures          $7,917,990    9,224,519   5,248,433

Capital expenditures during fiscal 1998 consisted of the completion of the addition to the Layton Hills store and the beginning of a 40,000 square foot addition to the University Mall store. The University Mall store construction was begun in the fall of fiscal 1998 under the terms of a contract with the developer and local government which stipulated the immediate construction of an addition to the building. The construction is expected to be finished by June 1, 1999. The store, which is presently owned, will then be sold to the developer and leased back. That transaction, together with incentives from local government and the developer, and the sale and leaseback of fixturing, is estimated to cover all costs of construction with the exception of approximately $2,500,000 of the costs.

Capital expenditures during fiscal 1997 consisted of the beginning of a major addition to the Layton Hills store. An additional 38,000 square feet was added to the store, based on a lease option with the mall. The project was begun in the fall of the fiscal year in order to comply with the lease option and was substantially finished by December 15, 1997 with the exception of new fixturing which was installed by the end of February 1998. Also, new Polo shops were constructed in the Downtown and Cottonwood stores in addition to smaller remodeling projects. Lastly, a new database marketing system and a software system to further automate receiving functions were also implemented.

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

Future estimated capital expenditures include normal equipment and fixture replacement estimated at $750,000 in excess of the University Mall remodeling project. It is anticipated that these capital expenditures will be financed by continuing operations and financing activities as described in financial objectives. Lines of credit, as shown in detail in the chart below, are considered adequate to fund the amounts necessary for capital expenditures, dividends and other cash needs.

Unsecured Lines of Credit

Fiscal Year                  1998                1997              1996
Used lines of credit    $47,043,187           $38,897,019      $34,000,000
Unused lines of credit    6,956,813            15,102,981       26,000,000
Total                   $54,000,000           $54,000,000      $60,000,000

Some covenants with respect to the lines of credit were non-compliant, but these were waived and a loan syndication agreement was signed with all the financial institutions involved in the lines of credit detailed above. The agreement, which was signed on April 15, 1999, guarantees lines of credit to $53,000,000, and is subject to review during the fourth quarter of fiscal
1999.   Several covenants are contained in the agreement, as mentioned in the notes to the financial statements, and the agreement is secured by inventory and accounts receivable.

Net cash used in financing activities during fiscal 1998 provided more cash than was used in financing activities. Cash was provided from utilitization of lines of credit with long term maturities as well as the sale of ZCMI capital stock to the employee 401K plan. Cash was used to reduce principal balances on the mortgage, promissory notes, and obligations under capital leases, as well as in the payment of dividends.

As a result of the above, there was a decrease in cash and cash equivalents during fiscal 1998.



Financial Ratios:
Liquidity and capital resources can be measured by the following ratios:

Ratios

Fiscal Year                    1998           1997               1996
Cash and short-term
 investments              $   1,193,261     $   1,619,319  $  1,467,308
Net accounts receivable      44,120,355        48,770,039    50,573,755
Total                        45,313,616        50,389,358    52,041,063
Total current assets         93,052,515       103,632,072   103,693,709
Total current liabilities    27,532,449        27,353,797    37,899,526
Quick ratio                  1.65 times        1.84 times    1.37 times
Current ratio                3.38 times        3.79 times    2.74 times
Long term debt             $ 65,204,788      $ 59,049,190  $ 45,159,529
Stockholders equity          39,509,476        50,001,773    51,775,920
Total capitalization       $104,714,264      $109,050,963  $ 96,935,449
LT Debt to equity ratio       165.0%             118.1%        87.2%
LT Debt to capitalization
   ratio                       62.3%              54.1%        46.6%
Return on equity              (21.4%)              0.4%         3.5%

As indicated in the table above, the quick ratio has increased from 1.37 times in fiscal 1996 to 1.65 times in fiscal 1998. This results from a decrease in net Accounts Receivable and the reclassification of lines of
credit to long term debt from short term debt.   The reclassification in the
last two fiscal years came as a result of renegotiated credit lines. The decrease in Accounts Receivable comes as a result of further erosion of proprietary credit card usage by consumers as discussed above. The current ratio also increased from 2.74 times in fiscal 1996 to 3.38 times in fiscal 1998 for much the same reasons. Also affected by the reclassification of debt are both the debt to equity ratio and the debt to capitalization ratio.

Year 2000 Issues

ZCMI has developed and is implementing a comprehensive strategy for updating its systems for Year 2000 ("Y2K") compliance. The information technology ("IT") systems include custom in-house software developed by employees of ZCMI and software purchased or programmed by outside parties. These IT systems include financial, credit, merchandising, Electronic Data Interchange (EDI), and other types of systems as well as personal computer systems. All software used in IT systems has been identified and assessed to determine the extent of programming necessary to become Y2K compliant. Programming required to be Y2K compliant is expected to be completed by the end of the first fiscal quarter of 1999. As of the end of the fiscal year, approximately 85% of the programming had been completed. Vendor developed software is anticipated to be made Y2K compliant through upgrades and updates or replacement of vendor software by the end of the second quarter of 1999.

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

ZCMI has also identified third parties with which there are significant working relationships that could, in the event of a Y2K related failure, have a material effect on its financial position and operating results. Those third parties include energy and utility suppliers, merchandise suppliers, communication vendors, and banking partners, including bankcard merchants and processors. These relationships, especially with respect to utility suppliers and banks, could have a material adverse effect on the operating results and financial position of ZCMI. ZCMI has made inquiries with these third parties to assess their Y2K readiness and compliance. This process will be ongoing throughout the current and next fiscal year.

ZCMI expects that costs to address Y2K issues will total approximately $200,000 as part of normal fixed asset procurement. Nearly all of this cost will be spent on equipment in the first half of 1999. Normal salary and fringe benefit costs was spent on the resolution of the Y2K issue during the last half of fiscal 1998 and will also be spent during the first half of fiscal 1999. Y2K issues have received a high priority within ZCMI and, as a result, normal maintenance of some IT systems have been delayed. While such non-Y2K maintenance is expected to enhance operational efficiencies and improve the quality of information available to management, the delay of such maintenance is not expected to have an impact on operations or the financial position of ZCMI.

Different Y2K impact scenarios could be as insignificant as a minor interruption in shipping of merchandise resulting from an unanticipated problem in the IT systems of any of the third parties with whom ZCMI does business. The pervasiveness of the Y2K issue makes it likely that previously unidentified issues will require remediation during the normal course of business. In such a case, transactions can be held until the IT system and other systems are repaired and the interruption would have a minor effect on the operations and financial position of ZCMI. On the other hand, a worst case Y2K scenario could be as catastrophic as an extended loss of utility service resulting from the loss of power or communication ability from third party utilities. Such an interruption would force ZCMI to close the affected stores until power was restored and business could be conducted with customers. Such a closure, if prolonged, could have a material effect on operating results and financial position.

Anticipated Effect of Pronouncements

During the past fiscal year, ZCMI was required to adopt SFAS No. 130 entitled "Reporting Comprehensive Income", as well as adopting SFAS 131 entitled "Disclosure About Segments of an Enterprise and Related
Information" and SFAS 132 entitled "Employers' Disclosure about Pensions and Other Postretirement Benefits. Their effects were not material and they appear in the financial statements as required by the pronouncements.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         Information for response to the financial statements portion of this item is contained in Exhibit 13 attached to this report. Selected quarterly financial data required by this item is not furnished because ZCMI's capital stock is not quoted on the National Association of Securities Dealers Automated Quotation System.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         There has been no change of accountants nor disagreement with accountants during the twenty-four months prior to January 30, 1999. Therefore, no response to this item is necessary.

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

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
 (a)  1. Financial Statements:                       Page
         Independent Auditors' Report                  *
         Balance Sheets as of January 30, 1999 and
            January 31, 1998                           *
         Statements of Income for the Years Ended
            January 30, 1999, January 31, 1998, and
            February 1, 1997                           *
         Statements of Stockholders' Equity for the
            Years Ended January 30, 1999, January 31, 1998,
            and February 1, 1997                       *
         Statements of Cash Flows for the Years Ended
             January 30, 1999, January 31, 1998, and
             February 1, 1997                          *
         Notes to Financial Statements                 *

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements.
         *     Refer to Exhibit 13, attached to this form 10-K

     3.  Exhibits
         Exhibit No.
   (3)   Articles of incorporation and by-laws   Previously filed
   (4)   Instruments defining the rights of
         security holders, including indentures  Previously filed
   (9)   Voting Trust Agreements                 None
  (10)   Material contracts                      Previously filed
  (11)   Statement regarding computation of      Refer to Annual Report
              per share earnings                 to Stockholders for
                                                 year ended January 30,
                                                 1999 incorporated
                                                 herein by reference
  (12)   Statements regarding computation
               of ratios                         Not applicable
  (13)   Annual report to stockholders           Filed Attached
  (18)   Letter regarding change in accounting
               principles                        Not applicable
  (19)   Previously unfiled documents            None
  (22)   Subsidiaries of ZCMI                    None
  (23)   Published report regarding matters
              submitted to vote of stockholders  None
  (25)   Power of attorney                       None
  (29)   Information from reports furnished to
          state insurance regulatory authorities None
         (b)  Reports on Form 8-K                None
         (c)  Refer to (a) (3) above
         (d)  Separate financial statements - not applicable

                          SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. (Registrant) ZIONS COOPERATIVE MERCANTILE INSTITUTION
By (Signature and Title)/s/ KEITH C. SAUNDERS    EXECUTIVE V.P. - CFO
Date                    , 1999
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(Signature and Title)   /s/ Richard H. Madsen    President and Director
(Date)             , 1999
(Signature and Title)   /s/ Keith C. Saunders    Executive V.P., CFO, and
                                                  Director
(Date)             , 1999
(Signature and Title)   /s/ R. Barry Arnold Vice President and Director
(Date)             , 1999
(Signature and Title)   /s/ Patricia Madsen           Director
(Date)             , 1999
(Signature and Title)   /s/ S. F. Eccles                   Director
(Date)             , 1999
(Signature and Title)   /s/ A. Blaine Huntsman             Director
(Date)             , 1999

INDEPENDENT AUDITORS' CONSENT
We consent to the incorporation by reference in Registration Statement No. 33-1272 of Zions Cooperative Mercantile Institution on Form S-8 of our report dated April 19, 1999, appearing in this Annual Report on Form 10-K of Zions Cooperative Mercantile Institution for the year ended January 30, 1999.


Salt Lake City, Utah
April 29, 1999