Form 10-Q
period 1999-03-01
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1999-06-16
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED May 1, 1999
                 COMMISSION FILE NUMBER 0-1391





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

 Yes    X                     No




 Number of Shares outstanding:     Common Stock  2,208,015 shares
                               Other shares, none
                                                       Form 10-Q


               ZIONS COOPERATIVE MERCANTILE INSTITUTION

                                INDEX


TITLE                                                  PAGE NO.

 Condensed Balance Sheet                                  1

 Condensed Income Statement                               3
  Three Months Ended May 1, 1999 & May 2, 1998

 Condensed Statement of Cash Flows                        4
   May 1, 1999 & May 2, 1998

 Notes to Condensed Financial Statements                  5

 Management's Discussion and Analysis of                  6
  Financial Condition and Results of Operations

 Other Information                                        11

 Signatures                                               12

                                                           Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

         CONDENSED BALANCE SHEET - MAY 1, 1999 & JANUARY 30, 1999
                        In Thousands (000 omitted)


                          ASSETS AND OTHER DEBITS

Current Assets:                                        APRIL     JANUARY
                                                       1999        1999
    Cash and cash items                               $   575    $ 1,193
    ST Notes Receivable                                   400          0
    Income Tax Refund Rec                               1,242      1,242
    Accounts and Notes Receivable                      36,776     45,173
    Less allowance for doubtful accounts                1,360      1,053
    Net Accounts Receivable and Notes Receivable       35,416     44,120
    Inventories:
         Finished goods - LIFO cost, retail method     40,220     39,793
         Supplies - FIFO cost                           2,935      1,850
    Prepaid Expenses                                    1,224      1,019
    Deferred Income Taxes                               3,836      3,836

         Total Current Assets                         $85,848     93,053

Property:
    Property, plant and equipment                     $46,213    $42,045
    Less accumulated depreciation, depletion
     and amortization of property, plant and
     equipment                                         15,435     14,673
    Capital Leases, Net Accumulated Amortization
     (Note 1)                                           8,898      9,256

         Total Property                               $39,676    $36,628

Other Assets and Deferred Charges:
    Other Assets                                          322        322
    Investment in Subsidiary                              304        304
LT Note Receivable                                      2,107      2,107

TOTAL ASSETS AND OTHER DEBITS                        $128,257   $132,414



See notes to condensed financial statements

                         Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

         CONDENSED BALANCE SHEET - MAY 1, 1999 & JANUARY 30, 1999
                        In Thousands (000 omitted)

               LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                      APRIL      JANUARY
                                                       1999        1999
Current Liabilities:
    Accounts payable - trade                         $  4,371    $  7,407
    Short term borrowings - banks                       2,412           0
    Current portion of long-term debt                     417         408
    Current portion of obligations under capital
      leases                                            1,441       1,506
    Accrued liabilities
         Outstanding gift certificates                  1,923       1,965
         Other accrued liabilities                     12,220      14,489
Deferred gain on sale and leaseback                     1,748       1,757

         Total Current Liabilities                   $ 24,532    $ 27,532

Long-Term Debt:
    Bonds, mortgages and similar debt                  51,598      48,512
    Capital Lease - Long Term Portion (Note 1)         14,461      14,780

Other Liabilities and Deferred Credits:
    Deferred Fed Income Taxes                               0           0
    Deferred Gross Profit                               1,635       2,081

Stockholders Equity:
    Capital shares                                   $ 14,960    $ 14,867
    Pension Liability Adjustment                       (3,399)     (3,399)
    Other stockholders equity                          24,470      28,041

         Total Stockholders Equity                   $ 36,031    $ 39,509

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $128,257   $132,414



See notes to condensed financial statements








                                    -2-
                                                     Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

 CONDENSED INCOME STATEMENT THREE MONTHS ENDED May 1, 1999 & MAY 2, 1998
                        In Thousands (000 omitted)

                                                       1999        1998

Net Sales                                            $48,636     $53,930
Cost of goods sold, direct merchandising and
  buying costs                                        33,800      37,554
Other revenues                                         1,349       1,552
Other costs and expenses applicable to other revenue       0           0
Selling, general and administrative expenses          17,623      18,511
Provision for doubtful accounts and notes                252         257
Other Income:
    Miscellaneous other income                           436         487
Income Deductions:
    Interest and amortization of debt discount
      and expenses                                       857         679
    Interest Expense on Capital Leases (Note 1)          361         402
    Miscellaneous income deductions                    1,099         549


Net loss before income tax expense and
  extraordinary items                                $(3,571)    $(1,983)
Income tax expense                                         0           0

Net loss before extraordinary items                  $(3,571)    $(1,983)
Extraordinary items less applicable tax                    0           0
Net Loss                                             $(3,571)    $(1,983)


Weighted average number of common shares outstanding  2,208,015  2,199,437
Earnings per common share                            $   (1.62)  $  (0.90)
Cash dividends per common share                      $    0.00   $   0.16

See notes to condensed financial statements

                                                      Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

       CONDENSED STATEMENT OF CASH FLOWS May 1, 1999 & MAY 2, 1998
                        In Thousands (000 omitted)
                                                        April     April
                                                        1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                     $(3,571)   $(1,984)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                       1,115      1,080
    Deferred gross profit                              (2,202)    (2,306)
Deferred income taxes                                       0          0
Provision for losses on accounts receivable               252        257
Decrease (increase) in assets:
    Accounts receivable                                 8,053      7,109
    Inventories                                        (1,513)    (1,919)
    Prepaid expenses                                     (205)      (237)
    Other Assets                                            0          0
Increase (decrease) in liabilities
     Accounts payable -- trade                          ( 624)    (2,372)
    Accrued liabilities                                  (565)      (890)
Net cash provided by operating activities                 740     (1,262)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment              (4,163)    (3,151)
Proceeds from sale of property, plant and equipment         0      3,156
Net cash used in investing activities                  (4,163)         5

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings            0          0
Additions (Reductions) to long-term debt                3,086      1,256
Principal payments on long-term debt obligations
   under capital leases                                  (374)      (412)
Stock options exercised and sales of capital stock          0          0
(Purchase) Sale of treasury stock                          93         31
Cash dividends                                              0       (352)
Long Term Investments                                       0        300
Long Term Note Receivable                                   0       (550)

Net cash provided by (used in) financing activities     2,805        272
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (618)      (985)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          1,193      1,619

CASH AND CASH EQUIVALENTS AT END OF PERIOD                575        634

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


2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 1, 1999 and the results of operations for three months ended May 1, 1999, and May 2, 1998 and changes in financial position for three months ended May 1, 1999 and May 2, 1998.


3.  The results of operations for the three months period   ended May 1, 1999
    are not necessarily indicative of the results to be expected for the full year.

                                                            Form 10-Q
               ZIONS COOPERATIVE MERCANTILE INSTITUTION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  Prospective Information:
    The continuing construction of the major interstate in the Salt Lake Valley became overwhelming during 1998. The impact of the construction drove many customers to competing stores not located close to the interstate freeway. This construction is now at the halfway point and will be continuing for two more years. Along with the interstate construction project, ZCMI began construction on the most profitable unit in the Company which contributed to a significant loss during 1998. These situations combined with unplanned slower sales in the construction-impacted South Towne store resulted in higher markdowns and lower gross margin in the fall of 1998.

    The University Mall store construction began in the fall of fiscal 1998 under the terms of a contract with the developer and local government which stipulated the immediate construction of an addition to the building. The construction is expected to be finished by mid-June 1999. The store, which is presently owned, will then be sold to the developer and leased back. That transaction, together with the incentives from local government and the developer, and the sales and leaseback of fixturing, will cover costs of a majority of the construction.

    Future estimated capital expenditures include normal equipment and fixture replacement estimated at $750,000 in excess of the University Mall remodeling project. It is anticipated that these capital expenditures will be financed by continuing operations, internally generated funds, the leasing of fixtures and buildings, and by short-term and long-term debt.

2.  Liquidity and Capital Resources:
    The quick and current ratios are 1.5 and 3.5, respectively for the first quarter of 1999 as compared with 2.1 and 4.9 during 1998. This indicates that the Company's liquidity remains adequate, although substantially reduced. These ratios will fluctuate from quarter to quarter due to the seasonality of inventory requirements. Lines of credit which the Company has with banks, together with letters of credit, will be closely monitored to provide required liquidity for current operations.

    On April 15, 1999, ZCMI extended the terms of notes payable under various line of credit agreements. Prior to the extension, notes had maturity dates ranging from May 31, 1999 through July 31, 1999. Under the terms of the extension agreements, the maturity date was extended to November 1, 2000 on all notes. In addition, the loan extension agreement contains various loan covenants including
                      (Continued on page 7)

                                                            Form 10-Q
               ZIONS COOPERATIVE MERCANTILE INSTITUTION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued from page 6)

    financial covenants ZCMI must meet. The financial covenants require ZCMI to (a)maintain working capital of at least $14,000,000 for the period January 31, 1999 through July 31, 1999 and at least $20,000,000 thereafter;
    (b) maintain tangible net worth of at least $34,800,000 for the quarter ending July 31, 1999 and increasing each quarter thereafter through the quarter ending October 31, 2000 at which time tangible net worth must equal $35,900,000; and (c) not incur net losses before taxes greater than the following amounts for each of the stated quarters on an on-going basis:

    Quarter Ending                                       Amount of Loss
    July 31                                                $4,500,000
    October 31                                              5,300,000
    January 31                                              1,500,000
    April 30                                                2,800,000

3.  Material Changes:
    Accounts Receivable balances normally decline from prior year end balances due to customer payments on Christmas merchandise as well as the customer using a third party charge card instead of a ZCMI charge card. This decline is furthered by the reduction of sales resulting in declining customer balances.

    Long term notes have increased as a result of borrowing for the University Mall remodeling, offset by a decline in Accounts Payable resulting from tight control of purchasing.

4.  Interim Period Reporting:
    The following table summarizes the changes in selected operating indicators, illustrating the relationships of various income and expense items to net sales for each period presented:

                                        Percent of Net Sales
                                            THREE MONTHS ENDED
                                       May 1, 1999    May 2, 1998
    Net Sales                               100.0%         100.0%
    Other Income, net                         2.8            2.9
                                            102.8          102.9
    Costs and expenses:
         Costs & merchandise sold            69.5           69.6
         Selling, general & admin.           36.2           34.3

         Income(loss) from operations        (2.9)          (1.0)
    Interest expense, net                     4.4            2.7
    Net loss                                 (7.3)          (3.7)

                                                 (Continued on page 8)
                                 -7-

                                                            Form 10-Q
               ZIONS COOPERATIVE MERCANTILE INSTITUTION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued from page 7)
    Comparisons between the first quarter of our fiscal year and the fourth quarter of the prior year in the department store industry are not only meaningless, but if made, could be misleading. The Company and the industry typically records about 33% of its annual sales in the fourth quarter versus about 20% in the first quarter, due to the variation in seasonal buying patterns of consumers. Variations in net income is even greater due to the relatively fixed expenses that accrue rather evenly throughout the year. As a result many retailers have net losses in the first quarter.

    Sales decreased by 9.8% in the first quarter of 1999 over the first quarter of 1998.

    Costs of goods sold have remained steady at 69.5% for the three month period ended May 1, 1999 as compared to 69.6% for the same period for 1998. Selling, general and administrative expenses have increased as a percent of sales. As of May 1, 1999, they were 36.2% of sales while they were 34.3% of sales as of May 2, 1998.

    Depreciation and equipment lease expenses were a major cause of the increase in operating expenses in the first quarter of 1999. This increase is a result of the expansion and remodeling in the Layton Hills and University Mall stores. Property tax expense also increased as a result of the remodeling additions. Early retirement packages were offered to certain employees of ZCMI at the stores and at the Service Center which contributed to an increase in payroll and payroll taxes. These increases were offset by lower health care expense, lower pension expense and reduction of corporate promotional discounts. Interest income has decreased over last year as accounts receivables decreased. This is a result of further erosion of proprietary credit card usage by consumers. Total operating expenses were less than the prior year, but because sales were lower, the percentage of expense to sales has substantially increased.


    Year 2000 Issues
    ZCMI has developed and is implementing a comprehensive strategy for updating its systems for year 2000 ("Y2K") compliance. The information technology ("IT") systems include custom in-house software developed by employees of ZCMI and software purchased or programmed by outside parties. These IT systems include financial, credit, merchandising, Electronic Data Interchange (EDI), and other types of systems as well as personal computer systems. All software used in IT systems has been identified and assessed to
                                                 (Continued on page 9)
                                 -8-
                                                            Form 10-Q
               ZIONS COOPERATIVE MERCANTILE INSTITUTION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued from page 8)

    determine the extent of programming necessary to become Y2K compliant. Programming required to be Y2K compliant is expected to be completed by the end of the first fiscal quarter of 1999. As of the end of the fiscal year, approximately 85% of the programming had been completed. Vendor developed software is anticipated to be made Y2K compliant through upgrades and updates or replacement of vendor software by the end of the second quarter of 1999.

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

    ZCMI expects that costs to address Y2K issues will total approximately $200,000 as part of normal fixed asset procurement. Nearly all of this will be spent on equipment in the first half of 1999. Normal salary and fringe benefit costs was spent on the resolution of the Y2K issue during the last half of fiscal 1998 and will also be spent during the first half of fiscal 1999. Y2K issues have received a high priority within ZCMI and, as a result, normal maintenance of some IT systems have been delayed. While such non-Y2K maintenance is expected to enhance operational efficiencies and improve the quality of information available to management, the delay of such maintenance is not expected to have an impact on operations or the financial position of ZCMI.

                                                 (Continued on page 10)
                                 -9-
                                                            Form 10-Q
               ZIONS COOPERATIVE MERCANTILE INSTITUTION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Continued from page 9)

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















                                 -10-
                                                     Form 10-Q


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

            None

Item 3.     Defaults Upon Senior Securities.

            None

Item 4.     Submission of Matters to a Vote of Security Holders.

            None

Item 5.     Other Information.

    1. The Company was not required to report material or unusual charges or credits to income pursuant to item 10 (a) or a change in independent accountants pursuant to item 12 of Form 8-K for any of the three months ended May 1, 1999.

    2. There were no securities of the Company sold by the Company during the three months ended May 1, 1999 which were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by section 4 (2) of the Act.

Item 6.     Exhibits and Reports on Form 8-K.

            None






                               -11-

                                                       Form 10-Q









                            SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.








                        ZIONS CO-OPERATIVE MERCANTILE INSTITUTION





Date  June 14, 1999       Keith C. Saunders
                        Keith C. Saunders, Secretary
                        Executive Vice President