Form 10-Q/A
period 1999-05-01
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1999-06-23
CIK 109378

Amended Information for Notes to Financial Statements

 Note 2 - (Amended) The financial covenants require ZCMI to maintain working capital of $14,000,000 through July 31, 1999, then maintain working capital of $20,000,000 thereafter. Working capital is defined as Current Assets less Current Liabilities and the amount outstanding on the lines of credit, whether classified as long term liabilities or short term liabilities. After calculating for the working capital covenant and excluding long term mortgages, it was found that ZCMI was not in compliance with the covenant. ZCMI is currently in negotiations with the banking group to resolve the issue.