Form 10-Q
period 1999-07-31
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1999-09-14
CIK 109378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED July 31, 1999
                          COMMISSION FILE NUMBER 0-1391


                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION
                               A UTAH CORPORATION


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

Yes [X]  No [ ]

     As of September 10, 1999, there were 2,208,816 outstanding shares of the registrant's Common Stock, $.001 par value.

                                                                       Form 10-Q

                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                                      INDEX


     TITLE                                                              PAGE NO.
     -----                                                              --------

     Balance Sheet                                                          1
       July 31, 1999 & January 30, 1999


     Statement of Income                                                    3
       Three Months Ended July 31, 1999 & August 1, 1998


     Statement of Income                                                    4
       Six  Months Ended July 31, 1999 & August 1, 1998


     Condensed Statement of Cash Flows                                      5
       Six Months Ended July 31, 1999 and August 1, 1998


     Notes to Condensed Financial Statements                                6


     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                        7

     Other Information                                                     13


     Signatures                                                            14

                                                                       Form 10-Q

Item 1. Financial Statements

                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                BALANCE SHEET - JULY 31, 1999 & JANUARY 30, 1999
                           In Thousands (000 omitted)


                             ASSETS AND OTHER DEBITS
                             -----------------------

                                                                 JULY         JANUARY
                                                                 1999            1999
                                                            ---------       ---------
Current Assets:
     Cash and cash items                                    $     497       $   1,193
     ST notes Receivable                                          300               0
     Income Tax Refund Receivable                               1,242           1,242
     Accounts and Notes Receivable                             35,170          45,173
     Less allowance for doubtful accounts                       1,629           1,053
     Net Accounts Receivable and Notes Receivable              33,541          44,120
     Inventories:
          Finished goods - LIFO cost, retail method            38,038          39,793
          Supplies - FIFO cost                                  2,862           1,850

     Prepaid Expenses                                             958           1,019
     Deferred Income Taxes                                      3,836           3,836
                                                            ---------       ---------

          Total Current Assets                              $  81,274          93,053

Property:
     Property, plant and equipment                          $  42,336       $  42,045
     Less accumulated depreciation, depletion
       and amortization of property, plant & equipment         13,993          14,673
     Capital Leases, Net Accumulated Amortization
       (Note 1)                                                 8,540           9,256
                                                            ---------       ---------

          Total Property - Net                              $  36,883       $  36,628

Other Assets and Deferred Charges:
     Other Assets                                                 322             322
     Investment in Subsidiary                                     304             304
Deferred Tax Asset                                              2,107           2,107
                                                            ---------       ---------

TOTAL ASSETS AND OTHER DEBITS                               $ 120,890       $ 132,414
                                                            ---------       ---------

See Notes to condensed financial statements

                                                                       Form 10-Q

                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

          BALANCE SHEET - JULY 31, 1999 & JANUARY 30, 1999 - continued
                           In Thousands (000 omitted)

                  LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY
                  ---------------------------------------------

                                                                 JULY         JANUARY
                                                                 1999            1999
                                                            ---------       ---------
Current Liabilities:
     Accounts payable - trade                               $   3,642       $   7,407
     Short term borrowings - banks                             49,007               0
     Current portion of long-term debt                            218             408
     Current portion of obligations under capital
       leases                                                   1,376           1,506
     Accrued liabilities
          Outstanding gift certificates                         1,924           1,965
          Other accrued liabilities                            11,610          14,489
     Deferred gain on sale and leaseback                        1,846           1,757
                                                            ---------       ---------
               Total Current Liabilities                    $  69,623       $  27,532

Long-Term Debt:
     Bonds, mortgages and similar debt                            668          48,512
     Capital Lease - Long Term Portion (Note 1)                14,142          14,780

Other Liabilities and Deferred Credits:
     Deferred Fed Income Taxes                                      0               0
     Deferred Gross Profit                                      3,047           2,081

Stockholders Equity:
     Capital shares                                         $  14,972       $  14,867
     Pension Liability Adjustment                              (3,399)         (3,399)
     Other stockholders equity                                 21,837          28,041
                                                            ---------       ---------

               Total Stockholders Equity                    $  33,410       $  39,509

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                   $ 120,890       $ 132,414


See notes to condensed financial statements

                                                                       Form 10-Q

                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                           CONDENSED INCOME STATEMENT
             FOR THE THREE MONTHS ENDED JULY 31,1999 & AUGUST 1,1998
                           In Thousands (000 omitted)


                                                                 1999            1998
                                                            ---------       ---------
Net Sales                                                   $  47,900       $  51,391
Cost of goods sold, direct merchandising and
  buying costs                                                 32,919          36,268
Other revenues                                                  1,134           1,339
Other costs and expenses applicable to other revenue                0               0
Selling, general and administrative expenses                   17,786          18,147
Provision for doubtful accounts and notes                         235             254

Other Income:
     Miscellaneous other income                                   650             191
Income Deductions:
     Interest and amortization of debt discount and
       expenses                                                   725             694
     Interest Expense on Capital Leases (Note 1)                  362             404
     Miscellaneous income deductions                              290             398
                                                            ---------       ---------

Net loss before income tax expense and
  extraordinary items                                       $  (2,633)      $  (3,244)
Income tax expense                                                  0               0
                                                            ---------       ---------

Net loss before extraordinary items                         $  (2,633)      $  (3,244)
Extraordinary items less applicable tax                             0               0
                                                            ---------       ---------

Net Loss                                                    $  (2,633)      $  (3,244)
                                                            =========       =========


Weighted average number of common shares outstanding        2,208,816       2,200,445
Earnings per common share                                   $   (1.20)      $   (1.47)
Cash dividends per common share                             $    0.00       $    0.16


See notes to condensed financial statements

                                                                       Form 10-Q

                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                           CONDENSED INCOME STATEMENT
              FOR THE SIX MONTHS ENDED JULY 31,1999 & AUGUST 1,1998
                           In Thousands (000 omitted)


                                                                 1999            1998
                                                            ---------       ---------
Net Sales                                                   $  96,536       $ 105,321
Cost of goods sold, direct merchandising and
  buying costs                                                 66,719          73,822
Other revenues                                                  2,483           2,891
Other costs and expenses applicable to other revenue                0               0
Selling, general and administrative expenses                   35,409          36,658
     Provision for doubtful accounts and notes                    487             511

Other Income:
     Miscellaneous other income                                 1,086             678
Income Deductions:
     Interest and amortization of debt discount
       and expenses                                             1,582           1,373
     Interest Expense on Capital Leases (Note 1)                  723             806
     Miscellaneous income deductions                            1,389             947
                                                            ---------       ---------

Net loss before income tax expense and
  extraordinary items                                          (6,204)         (5,227)
Income tax expense                                                  0               0
                                                            ---------       ---------

Net loss before extraordinary items                            (6,204)         (5,227)
Extraordinary items less applicable tax                             0               0
                                                            ---------       ---------

Net loss                                                    $  (6,204)      $  (5.227)
                                                            =========       =========

Weighted average number of common shares outstanding        2,208,816       2,200,445
Earnings per common share                                   $   (2.81)      $   (2.38)
Cash dividends per common share                             $    0.00       $    0.16


See notes to condensed financial statements

                                                                       Form 10-Q

                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                        CONDENSED STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDED JULY 31,1999 & AUGUST 1,1998
                           In Thousands (000 omitted)

                                                                 July            July
                                                                 1999            1998
                                                            ---------       ---------
Net Income (loss)                                           $  (6,204)      $  (5,227)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                              2,179           2,192
     Deferred gross profit                                       (791)         (2,786)
Deferred income taxes                                               0               0
Provision for losses on accounts receivable                       487             511
Decrease (increase) in assets:
     Accounts receivable                                        9,793          11,372
     Inventories                                                 (742)         (1,351)
     Prepaid expenses                                              61              13
     Other Assets                                                   0               0
Increase (decrease) in liabilities:
     Accounts payable -- trade                                 (1,388)           (625)
     Accrued liabilities                                       (1,076)            113
                                                            ---------       ---------

Net cash provided by operating activities                       3,801           4,214

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment                      (4,584)         (3,849)
Proceeds from sale of property, plant and equipment             2,151           4,136
                                                            ---------       ---------

Net cash used in investing activities                          (2,434)            287

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings               46,631               0
Additions (reductions) to long-term debt                      (47,843)         (3,750)
Principal payments on long-term debt & obligations
  under capital leases                                           (956)           (825)
Stock options exercised and sales of capital stock
(Purchase) Sale of treasury stock                                 105              52
Cash dividends                                                      0            (704)
Long Term Investments                                               0             300
Long Term Note Receivable                                           0            (520)
                                                            ---------       ---------

Net cash provided by (used in) financing activities            (2,064)         (5,447)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (696)           (946)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,193           1,619

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     497       $     673
                                                            =========       =========


                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION


                     Notes to Condensed Financial Statements


1. The Company has non-cancellable leases covering store space which expire on various dates through 2016. Some of the leases contain provisions for additional annual lease payments based on a percentage of sales at the leased store. The leases have renewal options for additional periods ranging from 50 to 69 years.

2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1999 and January 30, 1999 and the results of operations for the three months ended July 31, 1999 and August 1, 1998, for six months ended July 31, 1999 and August 1, 1998 and cash flows for three the six months ended July 31, 1999 and August 1, 1998.

3. The results of operations for the three months ended July 31,1999 and the six months ended July 31,1999 are not necessarily indicative of the results to be expected for the full year.

                                                                       Form 10-Q


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The purpose of this section is to discuss and analyze the financial condition, liquidity and capital resources and results of operations of Zions Co-operative Mercantile Institution (the "Company" or "ZCMI"). This analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 30, 1999 (the "1998 10-K").

Overview

     The reconstruction of the major interstate highway ("I-15") in the Salt Lake Valley continued to have an adverse effect on the Company's operations during the six months ended July 31, 1999. The Company believes the I-15 construction has accelerated the movement of customers to competing stores located away from the highway construction. In particular the I-15 construction has resulted in slower than anticipated sales at the Company's South Towne store in Sandy, Utah. The I-15 construction is expected to be completed in 2001.

     Construction of an addition to the Company's University Mall store in Orem, Utah also continued for most of the six month period ended July 31, 1999. This construction, which began in the fall of 1998, was required pursuant to the terms of an agreement among the Company, the developer of the mall and local government. The construction project was completed in June 1999. Prior to the construction project, the University Mall store was the Company's most profitable store. The construction project, however, adversely affected the profitability of the University Mall store during the six months ended July 31, 1999. Sales at the University Mall store were also adversely affected by the development of two competing shopping malls.

     The University Mall building was sold by the Company and leased back in a transaction with Woodbury Corporation, the developer and owner of the University Mall. The purchase price of the building was $7.1 million. The profit on the sale was approximately $1.9 million and is being amortized over the life of the lease, which is 20 years. The lease included a provision of no lease payments through the first five years of the lease or until the store has annual sales of $42,500,000 and the provision for a payment of $75,000 per year until a major department store already committed opens in the mall. This payment is due during the fiscal year and will be recognized as income at the time of payment. A separate agreement related to incentives from Orem City stipulates the payment of approximately $20,000 per month until the major department store opening or ZCMI accumulates over $30 million in sales in the University Mall store. This payment is due each month and is recognized as income as the payment is received from Orem City. The lease also included a provision for payment of $2 million in August, 2001 from Woodbury Corporation for expansion in the building. This provision is accounted for by recognizing a receivable for each month in the lease and a corresponding reduction of the lease payment.

     The Company, like many other retailers, records a high percentage of its annual sales in the fourth quarter due to the seasonal buying patterns of consumers. The Company typically records approximately 33% of its annual sales in the fourth quarter compared to approximately 20% in the second quarter. Variations in net income can be even greater due to fixed expenses that accrue rather evenly throughout the year. As a result, many retailers incur net losses for the second quarter.

                                                                       Form 10-Q


Liquidity and Capital Resources

     The Company's primary sources of liquidity are funds provided by operations, the leasing of buildings and fixtures owned by the Company, and bank borrowings.

Credit Facility

     The Company has entered into a Loan Agreement (the "Loan Agreement"), dated April 15, 1999, with First Security Bank, N.A. ("FSB"), Zions First National Bank ("ZFNB") and certain other financial institutions party thereto. The Loan Agreement provides for a $53 million credit facility, which includes a $5 million revolving loan facility and a $5 million letter of credit facility. Borrowings under the Loan Agreement are secured by all of the Company's inventory and accounts. At July 31, 1999, approximately $46.3 million was outstanding under the Loan Agreement.

     The Loan Agreement consolidated the Company's prior credit facilities and modified certain terms of those facilities. The Loan Agreement terminates November 1, 2000.

     Loans under the Loan Agreement bear interest, at the election of the Company, at either (i) the Prime Rate (as defined in the Loan Agreement) plus a percentage ranging from .20% to .95%, depending on the Company's cumulative net profit before taxes or (ii) the London Interbank Offered Rate plus 2% to 3.25%, also depending on the Company's cumulative net profit before taxes.

     The Loan Agreement contains certain financial covenants of the Company. These covenants require the Company to (i) maintain working capital of at least $14 million through July 30, 1999, and $20 million thereafter, (ii) maintain tangible net worth of at least $34.8 million for the quarter ended July 31, 1999 and a specified amount ranging from $34 million to $38 million for each quarter thereafter through the quarter ending October 31, 2000, at which time tangible net worth must be at least $35.9 million, and (iii) not incur cumulative net losses before taxes greater than the following amounts for each of the quarters on an on-going basis:

          Quarter Ending                           Amount of Loss
          --------------                           --------------
          July 31                                  $  4.5 million
          October 31                               $  5.3 million
          January 31                               $  1.5 million
          April 30                                 $  2.8 million

     For purposes of the Loan Agreement, working capital is defined as current assets less current liabilities and the outstanding principal balance under the Loan Agreement, whether classified as long-term liabilities or short-term liabilities. As previously reported, the Company was not in compliance with the working capital covenant based upon the Company's balance sheet at April 30, 1999. Based upon the Company's balance sheet at July 31, 1999, the Company was not in compliance with the three financial covenants contained in the Loan Agreement. Specifically, at July 31, 1999, the Company's working capital was approximately $11.7 million, the Company's tangible net worth was approximately $33.4 million, and the Company's cumulative loss before taxes for the quarter ended July 31, 1999 was approximately $6.2 million.

                                                                       Form 10-Q


     On September 13, 1999, the Company requested and received a waiver letter (the "Waiver Letter") from FSB and ZFNB, as agents for the financial institutions party to the Loan Agreement (collectively, the "Lenders"). Pursuant to the Waiver Letter, the Lenders have waived the Company's noncompliance with the financial covenants through October 31, 1999.

Net Cash Provided by Operating Activities

     Net cash provided by operating activities was $3.8 million for the six months ended July 31, 1999, a decrease of $0.4 million from the corresponding period of 1998. The decrease was due primarily to a higher net loss for the 1999 period.

Net Cash Used in Investing Activities

     Net cash used in investing activities was $2.4 million for the six months ended July 31, 1999, compared to net cash provided by investing activities of $0.3 million for the corresponding period of 1998. The net cash used in investing activities for the 1999 period reflects increased investments in property, plant and equipment relating primarily to the University Mall store construction. The Company currently estimates capital expenditures of $750,000 for the remainder of the current fiscal year, consisting of normal equipment and fixture replacement.

Net Cash Used in Financing Activities

     Net cash used in financing activities was $2.1 million for the six months ended July 31, 1999, a decrease of decrease of $3.4 million from the corresponding period of 1998. The decrease reflects a reduction in borrowings for the 1999 period.

Liquidity

     As of July 31, 1999, the Company had $11.7 million of working capital and approximately $6.7 million available for borrowing under the Loan Agreement, approximately $4 million of which was issued as letters of credit. As of July 31, 1999, the debt under the Loan Agreement bore interest at a weighted average rate of 7.75%.

     The Company's quick and current ratios were 0.5 and 1.2, respectively, at July 31, 1999 compared to 1.7 and 4.1 at August 1, 1998. Accordingly, the Company's liquidity has been substantially reduced. The decrease in these ratios is due in part to the reclassifying of borrowings under the Loan Agreement from long-term to short-term as a result of the Company's noncompliance with the financial covenants under the Loan Agreement. Subsequent to the end of the second quarter, the Lenders waived the Company's noncompliance with the financial covenants through October 31, 1999.

     The timing of cash flows during the holiday shopping season, particularly in November, can have a significant impact on the Company's liquidity. While the Company believes that cash flows from operations and available borrowings under the Loan Agreement should be sufficient to finance current operations and provide for planned capital expenditures, the Company may require additional financing depending upon the timing of cash flows during the holiday shopping season. The Company expects to enter into an additional credit facility with one or more of the Lenders participating in the Loan Agreement in order to provide such financing. The Company believes that this additional credit facility will provide the Company with sufficient liquidity through the end of 1999.

                                                                       Form 10-Q


     The Company's liquidity is also dependent on continued favorable relationships with vendors. The Company continues to pay, and receive merchandise from, its major vendors in a manner consistent with past practices. Any change in the relationships between the Company and its vendors relating to prices, delivery or payment terms could have a material adverse effect on the Company's liquidity and results of operations.

     If the Company is unable to regain compliance with the financial covenants contained in the Loan Agreement by October 31, 1999, the Company could potentially be in default under the Loan Agreement. Any default under the Loan Agreement could have a material adverse effect on the Company's liquidity and results of operations. In the event the Company is unable to regain compliance with the financial covenants, it intends to implement alternative financing arrangements.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items in the Company's condensed income statements.

                                                          PERCENT OF NET SALES

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                               -------------------     -------------------
                                               July 31,     Aug. 1,    July 31,     Aug. 1,
                                                  1999        1998        1999        1998
                                               -------     -------     -------     -------
          Net Sales                              100.0%      100.0%      100.0%      100.0%
          Other Income, net                        2.4         2.6         2.6         2.7
                                               -------     -------     -------     -------
                                                 102.4       102.6       102.6       102.7
          Costs and expenses:
            Costs & merchandise sold              68.7        70.6        69.1        70.1
            Selling, general & admin.             37.1        35.3        36.8        34.8
            Income (loss) from oper.              (3.4)       (3.3)       (3.3)       (2.2)
          Interest expense, net                   (2.1)       (3.0)       (3.1)       (2.8)
                                               -------     -------     -------     -------
             Net loss                             (5.5)       (6.3)       (6.4)       (5.0)
                                               =======     =======     =======     =======

     Net sales decreased by 6.8% for the second quarter of 1999 compared to the first quarter of fiscal 1998. Net sales decreased by 8.3% for the six months ended July 31, 1999 compared to the first half of fiscal 1998. The decrease for the three and six month periods was due primarily to the impact of the I-15 construction and construction at the Company's University Mall store.

     As a percentage of sales, cost of goods sold decreased to 68.72% for the three months ended July 31, 1999 compared to 70.57% for the second quarter of fiscal 1998. Cost of goods sold decreased to 69.1% of net sales for the six months ended July 31, 1999 compared to 70.1% for the second quarter of fiscal 1998. The decrease in cost of goods

                                                                       Form 10-Q


sold for the three and six month periods primarily reflects decreases in markdowns for these periods. Markdowns decreased to 16.0% of net sales for the three months ended July 31, 1999 and 17.8% of net sales for the six months ended July 31, 1999, compared to 19.1% and 21.3% for the three and six month periods ended August 1, 1998, respectively. The decrease in markdowns was primarily the result of a decrease in inventory and better buying controls.

     Selling, general and administrative expenses, as a percentage of net sales, increased to 37.13% for the three months ended July 31, 1999 compared to 35.31% of net sales for the second quarter of fiscal 1998. Selling, general and administrative expenses increased to 40% of net sales for the six months ended July 31, 1999 compared to 38% for the first half of fiscal 1998. Although selling, general and administrative expenses were lower for both periods compared to 1998, selling, general and administrative expenses increased substantially as a percentage of net sales due to lower sales levels.

     Depreciation and equipment leasing expenses increased to 3.1% of net sales for the three months ended July 31, 1999 compared to 2.8% of net sales for the second quarter of fiscal 1998. For the six months ended July 31, 1999, depreciation and equipment leasing expenses increased to 3.1% of net sales compared to 2.7% of net sales for the second quarter of 1998. The increase for the three and six month periods was primarily the result of the expansion and remodeling of the Company's Layton Hills store and the Company's University Mall store.

     During the first half of fiscal 1999, separation and release agreements were offered to certain employees of the Company at the stores and the Company's service center. Expenses associated with these agreements were partially offset by lower pension expenses and reductions of corporate promotional discounts.

     Interest income decreased for the three and six month periods ended July 31, 1999 as a result of decreased accounts receivable. The decrease in accounts receivable is due largely to reduced sales volumes.

Year 2000 Issues

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. System failures or miscalculations could result from programs recognizing dates using "00" as the year 1900 rather than the year 2000. During fiscal 1997 and 1998, ZCMI has tested various programs and has communicated with major suppliers to determine the extent that this issue will affect the Company's operations. ZCMI has determined that the extent of the effect on the Company is minimal, due to the recent conversion in computer hardware to the AS/400 system and the total rewrite of programs at that time. At the present time, all major systems are substantially completed. There are numerous systems involved in this issue, however, and ZCMI has numerous suppliers which interface with systems in use. ZCMI anticipates that projects converting any remaining problems with older software or outside purchased equipment, as well as POS terminal programs and all other types of equipment which may be affected, will be completed prior to October 1999. The costs of these conversions will be expensed during the normal course of business and are not expected to be material. Contingency plans are in place for critical systems and are not anticipated to be needed.

                                                                       Form 10-Q


"Safe Harbor" Statement for Forward Looking Statements

     Certain information included in this report contains forward-looking statements. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. These risks include, but are not limited to, uncertainties affecting the retail industry in general, such as consumer confidence and demand for soft goods; risks relating to the substantial leverage of the Company and the ability of the Company to service its indebtedness and comply with the covenants under its credit facility; competition within primary markets in which the Company's stores are located; the need for, and costs associated with, store renovations and other capital expenditures; and customer and vendor relationships. There may also be other factors, including those discussed elsewhere in this report, that may cause our actual results to differ materially from the forward-looking statements. Any forward-looking statements should be considered in light of these factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to various interest rate and price risks that arise in the normal course of business. The company finances its operations with borrowings comprised primarily of variable rate indebtedness. Significant increases in interest rates or wholesale prices could adversely affect the Company's operating margins, the ability of the Company to service its indebtedness, and the ability of the Company to comply with the financial covenants contained in the Loan Agreement.

                                                                       Form 10-Q

                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

          The Company is a party to routine legal proceedings incident to its business none of which, in the opinion of management, will have a material adverse effect on The Company's business or financial condition.

Item 3.   Defaults Upon Senior Securities.

          Based upon the Company's balance sheet at July 31, 1999, the Company was not in compliance with the three financial covenants contained in its Loan Agreement. The Company's noncompliance with these financial covenants constitutes an event of default under the Loan Agreement. Pursuant to a Waiver Letter, the Lenders under the Loan Agreement have waived the Company's noncompliance with the financial covenants through October 31, 1999. The Loan Agreement, the Waiver Letter and the financial covenants are described above under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facility" and such discussion is hereby incorporated by reference.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  The following exhibits are filed with this report.

               27   Financial Data Schedule

          (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                                                       Form 10-Q


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                       ZIONS CO-OPERATIVE MERCANTILE INSTITUTION



Date September 14, 1999                KEITH C. SAUNDERS
                                       -----------------------------------------
                                       Keith C. Saunders
                                       Executive Vice President-CFO