Form 10-K/A
period 1999-01-31
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1999-09-16
CIK 109378

Form 10 K Amendment

 As the result of a review by the Securities and Exchange Commission, ZCMI was requested to file an amendment to the Form 10 K for the period ended January 30, 1999. Specifically, the review requested further disclosure about the restructuring expense, more disclosure about cash sales returns, a Schedule II which was missing from the original Form 10 K, and include the signature and date for the audit report contained in the Form 10 K. Those disclosures are contained in this amendment.

 The SEC requested the Company to wait for their final approval of the comments and disclosures before filing this amendment and an amendment to the Form 10 Q for the period ended May 1, 1999 dealing with a reclassification problem. Verbal approval from the SEC was given on September 13, 1999 to file the two amendments.

In the Notes to Financial Statements, under the heading "1. Summary of Significant Accounting and Reporting Policies" in the subheading "Net Sales and Other Income" the following statement should be added:

 "As sales returns are typically exchanged for other merchandise, ZCMI does not accrue for the cost of anticipated cash sales returns as refunds of cash have historically been insignificant."

 In the Notes to Financial Statements, under Note 6 - Employee Benefit Plans, the following paragraph further explains the restructuring expense mentioned in the Managements Discussion and Analysis section:

 "During the year ended January 30, 1999 ZCMI offered a severance package to employees who would elect for early retirement. In total, seven employees opted for early retirement, accepting the option before the end of the fiscal period. The cost to ZCMI for the employees electing early retirement including employer payroll taxes amounted to $483,847 and is included in the accompanying statement of operations for the year ended January 30, 1999 as selling, general and administrative services.

 An additional disclosure in the Management's Discussion and Analysis about the restructuring expense was requested. Under the heading of Selling, General and Administrative Expenses, the following paragraph further discloses the restructuring expense:

 "As part of "Project 2000", a decision was made to offer early option plans to several employees. Seven employees accepted the plans before the end of the fiscal year. The cost to ZCMI for these plans amounted to $483,847 and was included in the financial statements for the year ended January 30, 1999 as selling, general and administrative expenses."

 ZIONS COOPERATIVE MERCANTILE INSTITUTION

 VALUATION ACCOUNT
 FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998, AND FEBRUARY 1,
 1997

                          Additions
            Balance at    Charged to    Recoveries   Deductions -  Balance
            Beginning     Costs and    on Accounts    Accounts     at End
             of Year      Expenses     Charged Off   Charged Off   of Year

 ALLOWANCE FOR
   DOUBTFUL ACCOUNTS:

 1999       $1,285,622   $1,179,713      $174,814    $1,587,336   $1,052,813

 1998       $1,334,154   $1,308,972      $180,928    $1,538,432   $1,285,622

 1997       $1,307,360   $1,090,993      $181,843    $1,246,042   $1,334,154

INDEPENDENT AUDITORS' REPORT
 To the Board of Directors and Stockholders of Zions Cooperative Mercantile Institution:

 We have audited the financial statements of Zions Cooperative Mercantile Institution (ZCMI) as of January 30, 1999 and January 31, 1998, and for each of the three years in the period ended January 30, 1999, and have issued our report thereon dated April 19, 1999; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of ZCMI, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 DELOITTE & TOUCHE LLP
 Salt Lake City, Utah
 April 19, 1999