Form 10-Q/A
period 1999-05-01
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1999-09-16
CIK 109378

Form 10Q Amendment

 The Securities and Exchange Commission reviewed the filing of the Form 10Q for the quarter ended May 1, 1999. The review was completed after an amendment to the Form 10 Q to disclose a covenant violation. The amendment to disclose the covenant violation was filed on June 23, 1999.

 As a result of that review, the Securities and Exchange Commission requested that the Company reclassify the amount outstanding on the loan agreement from long term liabilities to short term liabilities. As a result of a review of the Form 10K undertaken at the same time, the SEC requested the Company not to file the enclosed amendment to its financial report until their review was complete.

 The review was completed on September 13th and verbal agreement was given to the Company to make this amendment to the Form 10Q for the quarter ended May 1, 1999.

               Form 10-Q

            ZIONS COOPERATIVE MERCANTILE INSTITUTION

    CONDENSED BALANCE SHEET - MAY 1, 1999 & JANUARY 30, 1999
                   In Thousands (000 omitted)

         LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                   APRIL    JANUARY
                                                   1999      1999
 Current Liabilities:
     Accounts payable - trade                   $  4,371  $  7,407
     Short term borrowings - banks                52,649         0
     Current portion of long-term debt               417       408
     Current portion of obligations under capital
       leases                                      1,441     1,506
     Accrued liabilities
          Outstanding gift certificates            1,923     1,965
          Other accrued liabilities               12,220    14,489
     Deferred gain on sale and leaseback           1,748     1,757

          Total Current Liabilities             $ 74,769  $ 27,532

 Long-Term Debt:
     Bonds, mortgages and similar debt             1,361    48,512
     Capital Lease - Long Term Portion (Note 1)   14,461    14,780

 Other Liabilities and Deferred Credits:
     Deferred Fed Income Taxes                         0         0
     Deferred Gross Profit                         1,635     2,081

 Stockholders Equity:
     Capital shares                             $ 14,960  $ 14,867
     Pension Liability Adjustment                 (3,399)   (3,399)
     Other stockholders equity                    24,470    28,041

          Total Stockholders Equity             $ 36,031  $ 39,509

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY      $128,257  $132,414





               Form 10-Q
            ZIONS COOPERATIVE MERCANTILE INSTITUTION

  CONDENSED STATEMENT OF CASH FLOWS May 1, 1999 & MAY 2, 1998
                   In Thousands (000 omitted)
                                                         April    April
                                                          1999     1998
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (loss)                                     $(3,571)  $(1,984)
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                       1,115     1,080
     Deferred gross profit                              (2,202)   (2,306)
 Deferred income taxes                                       0         0
 Provision for losses on accounts receivable               252       257
 Decrease (increase) in assets:
     Accounts receivable                                 8,053     7,109
     Inventories                                        (1,513)   (1,919)
     Prepaid expenses                                     (205)     (237)
     Other Assets                                            0         0
 Increase (decrease) in liabilities
      Accounts payable -- trade                          ( 624)   (2,372)
     Accrued liabilities                                  (565)     (890)
 Net cash provided by operating activities                 740    (1,262)

 CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property, plant and equipment              (4,163)   (3,151)
   Proceeds from sale of property, plant and equipment       0     3,156
 Net cash used in investing activities                  (4,163)        5

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings       50,237         0
 Additions (Reductions) to long-term debt              (47,151)    1,256
 Principal payments on long-term debt obligations
    under capital leases                                  (374)     (412)
 Stock options exercised and sales of capital stock          0         0
 (Purchase) Sale of treasury stock                          93        31
 Cash dividends                                              0      (352)
 Long Term Investments                                       0       300
 Long Term Note Receivable                                   0      (550)

 Net cash provided by (used in) financing activities     2,805       272
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (618)     (985)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          1,193     1,619

 CASH AND CASH EQUIVALENTS AT END OF PERIOD                575       634