Form 10-Q/A
period 1999-07-31
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1999-09-20
CIK 109378

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-Q/A

                                 Amendment No. 1

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

                                                                       Form 10-Q


                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                                      INDEX


TITLE                                                                   PAGE NO.
-----                                                                   --------

Balance Sheet                                                               1
 July 31, 1999 & January 30, 1999


Statement of Income                                                         3
 Three Months Ended July 31,1999 & August 1,1998


Statement of Income                                                         4
 Six Months Ended July 31,1999 & August 1,1998


Condensed Statement of Cash Flows                                           5
 Six Months Ended July 31,1999 and August 1,1998


Notes to Condensed Financial Statements                                     6


Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             7

Other Information                                                          13


Signatures                                                                 14

                                                                       Form 10-Q

                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                         BALANCE SHEET - JULY 31, 1999 &
                               JANUARY 30, 1999
                           In Thousands (000 omitted)


                             ASSETS AND OTHER DEBITS
                             -----------------------


Current Assets:
                                                                                JULY           JANUARY
                                                                                1999              1999
                                                                            --------          --------
         Cash and cash items                                                $    497          $  1,193
         ST notes Receivable                                                     300                 0
         Income Tax Refund Receivable                                          1,242             1,242
         Accounts and Notes Receivable                                        35,170            45,173
         Less allowance for doubtful accounts                                  1,629             1,053
         Net Accounts Receivable and Notes Receivable                         33,541            44,120
         Inventories:
                  Finished goods - LIFO cost, retail method                   38,038            39,793
                  Supplies - FIFO cost                                         2,862             1,850

         Prepaid Expenses                                                        958             1,019
                  Deferred Income Taxes                                        3,836             3,836
                                                                            --------          --------

                  Total Current Assets                                      $ 81,274            93,053

Property:
         Property, plant and equipment                                      $ 42,336          $ 42,045
         Less accumulated depreciation, depletion
          and amortization of property, plant & equipment                     13,993            14,673
         Capital Leases, Net Accumulated Amortization
         (Note 1)                                                              8,540             9,256
                                                                            --------          --------
                  Total Property - Net                                      $ 36,883          $ 36,628

Other Assets and Deferred Charges:
         Other Assets                                                            322               322
         Investment in Subsidiary                                                304               304
LT Note Receivable                                                             2,107             2,107
                                                                            --------          --------


TOTAL ASSETS AND OTHER DEBITS                                               $120,890          $132,414
                                                                            ========          ========


See Notes to condensed financial statements

                                                                       Form 10-Q

                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                         BALANCE SHEET - JULY 31, 1999 &
                               JANUARY 30, 1999 In
                             Thousands (000 omitted)

                  LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY
                  ---------------------------------------------


                                                                                JULY           JANUARY
                                                                                1999              1999
                                                                            --------          --------
Current Liabilities:
         Accounts payable - trade                                           $  3,642          $  7,407
         Short term borrowings - banks                                        49,007                 0
         Current portion of long-term debt                                       218               408
         Current portion of obligations under capital
           leases                                                              1,376             1,506
         Accrued liabilities
                  Outstanding gift certificates                                1,924             1,965
                  Other accrued liabilities                                   11,828            14,489
         Deferred gain on sale and leaseback                                   1,846             1,757
                                                                            --------          --------

                           Total Current Liabilities                        $ 69,841          $ 27,532

Long-Term Debt:
         Bonds, mortgages and similar debt                                       668            48,512
         Capital Lease - Long Term Portion (Note 1)                           14,142            14,780

Other Liabilities and Deferred Credits:
         Deferred Fed Income Taxes                                                 0                 0
         Deferred Gross Profit
                                                                               3,047             2,081

Stockholders Equity:
         Capital shares
                                                                            $ 14,972          $ 14,867
         Pension Liability Adjustment                                         (3,399)           (3,399)
         Other stockholders equity                                            21,619            28,041
                                                                            --------          --------

                  Total Stockholders Equity                                 $ 33,192          $ 39,509


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                                   $120,890          $132,414
                                                                            ========          ========


See notes to condensed financial statements

                                                                       Form 10-Q


                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                           CONDENSED INCOME STATEMENT
             FOR THE THREE MONTHS ENDED JULY 31,1999 & AUGUST 1,1998
                           In Thousands (000 omitted)


                                                                                1999              1998
                                                                           ---------         ---------

Net Sales                                                                  $  47,900         $  51,391
Cost of goods sold, direct merchandising and
  buying costs                                                                32,919            36,268
Other revenues                                                                 1,134             1,339
Other costs and expenses applicable to other revenue                               0                 0
Selling, general and administrative expenses                                  17,786            18,147
Provision for doubtful accounts and notes                                        235               254

Other Income:
         Miscellaneous other income                                              650               191
Income Deductions:
         Interest and amortization of debt discount and
           expenses                                                              943               694
         Interest Expense on Capital Leases (Note 1)                             362               404
         Miscellaneous income deductions                                         290               398
                                                                           ---------         ---------

Net loss before income tax expense and
  extraordinary items                                                      $  (2,851)        $  (3,244)
Income tax expense                                                                 0                 0
                                                                           ---------         ---------

Net loss before extraordinary items                                        $  (2,851)        $  (3,244)
Extraordinary items less applicable tax                                            0                 0
                                                                           ---------         ---------

Net Loss                                                                   $  (2,851)        $  (3,244)
                                                                           =========         =========


Weighted average number of common shares outstanding                       2,208,816         2,200,445
Earnings per common share                                                  $   (1.30)        $   (1.47)
Cash dividends per common share                                            $    0.00         $    0.16


See notes to condensed financial statements

                                                                       Form 10-Q


                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                           CONDENSED INCOME STATEMENT
              FOR THE SIX MONTHS ENDED JULY 31,1999 & AUGUST 1,1998
                           In Thousands (000 omitted)


                                                                                1999              1998
                                                                           ---------         ---------
Net Sales                                                                  $  96,536         $ 105,321
Cost of goods sold, direct merchandising and
 buying costs                                                                 66,719            73,822
Other revenues                                                                 2,483             2,891
Other costs and expenses applicable to other revenue                               0                 0
Selling, general and administrative expenses                                  35,409            36,658
   Provision for doubtful accounts and notes                                     487               511

Other Income:
         Miscellaneous other income                                            1,086               678
Income Deductions:
         Interest and amortization of debt discount
           and expenses                                                        1,800             1,373
         Interest Expense on Capital Leases (Note 1)                             723               806
         Miscellaneous income deductions                                       1,389               947
                                                                           ---------         ---------

Net loss before income tax expense and
  extraordinary items                                                         (6,422)           (5,227)
Income tax expense                                                                 0                 0
                                                                           ---------         ---------

Net loss before extraordinary items                                           (6,422)           (5,227)
Extraordinary items less applicable tax                                            0                 0
                                                                           ---------         ---------

Net loss                                                                   $ (6,422)         $ (5,227)
                                                                           =========         =========


Weighted average number of common shares outstanding                       2,208,816         2,200,445
Earnings per common share                                                  $  ( 2.91)        $   (2.38)
Cash dividends per common share                                            $    0.00         $    0.16


See notes to condensed financial statements

                                                                       Form 10-Q

                    ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                        CONDENSED STATEMENT OF CASH FLOWS
                          JULY 31,1999 & AUGUST 1,1998
                           In Thousands (000 omitted)


                                                                              July               July
                                                                              1999               1998
                                                                           -------            -------
Net Income (loss)                                                          $(6,422)           $(5,227)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
         Depreciation and amortization                                       2,179              2,192
         Deferred gross profit                                                (791)            (2,786)
Deferred income taxes                                                            0                  0
Provision for losses on accounts receivable                                    487                511
Decrease (increase) in assets:
         Accounts receivable                                                 9,793             11,372
         Inventories                                                          (742)            (1,351)
         Prepaid expenses                                                       61                 13
         Other Assets                                                            0                  0
Increase (decrease) in liabilities:
     Accounts payable -- trade                                              (1,388)              (625)
         Accrued liabilities                                                  (858)               113
                                                                           -------            -------
Net cash provided by operating activities                                    3,801              4,214


CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                   (4,584)            (3,849)
Proceeds from sale of property, plant and equipment                          2,151              4,136
                                                                           -------            -------

Net cash used in investing activities                                       (2,434)               287

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings                            46,631                  0
Additions (reductions) to long-term debt                                   (47,843)            (3,750)
Principal payments on long-term debt & obligations
   under capital leases                                                       (956)              (825)
Stock options exercised and sales of capital stock
(Purchase)Sale of treasury stock                                               105                 52
Cash dividends                                                                   0               (704)
Long Term Investments                                                            0                300
Long Term Note Receivable                                                        0               (520)
                                                                           -------            -------

Net cash provided by (used in) financing activities                         (2,064)            (5,447)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (696)              (946)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             1,193              1,619
                                                                           -------            -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $   497            $   673
                                                                           =======            =======

                                                                       Form 10-Q


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

          Quarter Ending                           Amount of Loss
          --------------                           --------------

          July 31                                  $4.5 million

          October 31                               $5.3 million

          January 31                               $1.5 million

          April 30                                 $2.8 million

     For purposes of the Loan Agreement, working capital is defined as current assets less current liabilities and the outstanding principal balance under the Loan Agreement, whether classified as long-term liabilities or short-term liabilities. As previously reported, the Company was not in compliance with the working capital covenant based upon the Company's balance sheet at April 30, 1999. Based upon the Company's balance sheet at July 31, 1999, the Company was not in compliance with the three financial covenants contained in the Loan Agreement. Specifically, at July 31, 1999, the Company's working capital was approximately $11.4 million, the Company's tangible net worth was approximately $33.2 million, and the Company's cumulative loss before taxes for the quarter ended July 31, 1999 was approximately $6.4 million.

                                                                       Form 10-Q

     On September 13, 1999, the Company requested and received a waiver letter (the "Waiver Letter") from FSB and ZFNB, as agents for the financial institutions party to the Loan Agreement (collectively, the "Lenders"). Pursuant to the Waiver Letter, the Lenders have waived the Company's noncompliance with the financial covenants to October 31, 1999.

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

Liquidity

     As of July 31, 1999, the Company had $11.4 million of working capital and approximately $6.7 million available for borrowing under the Loan Agreement, approximately $4 million of which was issued as letters of credit. As of July 31, 1999, the debt under the Loan Agreement bore interest at a weighted average rate of 7.75%.

     The Company's quick and current ratios were 0.5 and 1.2, respectively, at July 31, 1999 compared to 1.7 and 4.1 at August 1, 1998. Accordingly, the Company's liquidity has been substantially reduced. The decrease in these ratios is due in part to the reclassifying of borrowings under the Loan Agreement from long-term to short-term as a result of the Company's noncompliance with the financial covenants under the Loan Agreement. Subsequent to the end of the second quarter, the Lenders waived the Company's noncompliance with the financial covenants to October 31, 1999.

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

                                                        PERCENT OF NET SALES

                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                 -------------------------         --------------------------
                                  July 31,          Aug. 1,         July 31,           Aug. 1,
                                     1999             1998             1999              1998
                                 --------         --------         --------          --------

Net Sales                           100.0%           100.0%           100.0%            100.0%
Other Income, net                     2.4              2.6              2.6               2.7
                                 --------         --------         --------          --------
                                    102.4            102.6            102.6             102.7
Costs and expenses:
 Costs & merchandise sold            68.7             70.6             69.1              70.1
 Selling, general & admin.           37.1             35.3             36.8              34.8
 Income (loss) from oper.            (3.4)            (3.3)            (3.3)             (2.2)

Interest expense, net                (2.6)            (3.0)            (3.4)             (2.8)
                                 --------         --------         --------          --------
Net loss                             (6.0)            (6.3)            (6.7)             (5.0)
                                 ========         ========         ========          ========


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

Item 3.  Defaults Upon Senior Securities.

         Based upon the Company's balance sheet at July 31, 1999, the Company was not in compliance with the three financial covenants contained in its Loan Agreement. The Company's noncompliance with these financial covenants constitutes an event of default under the Loan Agreement. Pursuant to a Waiver Letter, the Lenders under the Loan Agreement have waived the Company's noncompliance with the financial covenants to October 31, 1999. The Loan Agreement, the Waiver Letter and the financial covenants are described above under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Credit Facility" and such discussion is hereby incorporated by reference.

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


                                       ZIONS CO-OPERATIVE MERCANTILE INSTITUTION




Date September 20, 1999                KEITH C. SAUNDERS
     ------------------                -----------------------------------------
                                       Keith C. Saunders
                                       Executive Vice President-CFO