Form 10-K/A
period 1999-01-30
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1999-10-12
CIK 109378

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
                             FORM 10-K/A

                            AMENDMENT No. 2

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

               DOCUMENTS INCORPORATED BY REFERENCE
 (1) The Registrant's 1998 Proxy Statement (Notice of Annual Meeting of Shareholders to be held May 26, 1999) pursuant to Regulation 14A (Parts I and III).


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

 Expenses have increased as a result of changes in the minimum wage laws,
 affecting payroll and payroll taxes.   As part of "Project 2000" described
 above, a decision was made to offer early option plans to several employees. Seven employees accepted the plans before the end of the fiscal year. The cost to ZCMI for these plans amounted to $483,847 and was included in the financial statments for the year ended January 30, 1999 as selling, general and administrative expenses. Depreciation and equipment lease expense have also increased as a result of the expansion and remodeling in the Layton Hills store.

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

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below. Selected quarterly financial data required by this item is not furnished because
ZCMI's capital stock is not quoted on the National Association of Securities Dealers Automated Quotation System.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
 (a)  1. Financial Statements:                       Page
         Independent Auditors' Report                 F-1
         Balance Sheets as of January 30, 1999 and
            January 31, 1998                                 F-2
         Statements of Income for the Years Ended
            January 30, 1999, January 31, 1998, and
            February 1, 1997                                F-3
         Statements of Stockholders' Equity for the
            Years Ended January 30, 1999, January 31, 1998,
            and February 1, 1997                        F-4
         Statements of Cash Flows for the Years Ended
             January 30, 1999, January 31, 1998, and
             February 1, 1997                           F-5
         Notes to Financial Statements               F-6

     2.  Financial Statement Schedules
     Supplemental Schedule II - Valuation Accounts     F-7
     3.  Exhibits
         Exhibit No.
   (3)   Articles of incorporation and by-laws   Previously filed
   (4)   Instruments defining the rights of
         security holders, including indentures  Previously filed
   (9)   Voting Trust Agreements                 None
  (10)   Material contracts                      Previously filed
  (11)   Statement regarding computation of      Refer to Annual Report
              per share earnings                 to Stockholders for
                                                 year ended January 30,
                                                 1999 incorporated
                                                 herein by reference
  (12)   Statements regarding computation
               of ratios                         Not applicable
  (13)   Annual report to stockholders           Previously filed
  (18)   Letter regarding change in accounting
               principles                        Not applicable
  (21)   Subsidiaries of ZCMI                    None
  (23)   Consent of Deloitte & Touche LLP
  (24)   Power of attorney                       None
 (27)   Financial Data Schedule

                          SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. (Registrant) ZIONS COOPERATIVE MERCANTILE INSTITUTION
By (Signature and Title)/s/ KEITH C. SAUNDERS    EXECUTIVE V.P. - CFO
Date October 7, 1999
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(Signature and Title)   /s/ Richard H. Madsen    President and Director
(Date) October 7, 1999
(Signature and Title)   /s/ Keith C. Saunders    Executive V.P., CFO, and
                                                  Director
(Date) October 7, 1999
(Signature and Title)   /s/ R. Barry Arnold Vice President and Director
(Date) October 7, 1999
(Signature and Title)   /s/ James S. Jardine           Director

(Date) October 7, 1999
(Signature and Title) /s/ Patricia Madsen         Director
(Date) October 7, 1999





ZIONS COOPERATIVE
MERCANTILE INSTITUTION
Financial Statements as of January 30, 1999 and January 31, 1998 and for Each of the Three Years in the Period Ended January 30, 1999 and Independent Auditors' Report

                            F-1
INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
  Zions Cooperative Mercantile Institution:
We have audited the accompanying balance sheets of Zions Cooperative Mercantile Institution (ZCMI) as of January 30, 1999 and January 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 1999. These financial statements are the responsibility of ZCMI's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ZCMI at January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
SALT LAKE CITY, UTAH
APRIL 19, 1999
                               F-2

ZIONS COOPERATIVE MERCANTILE INSTITUTION
BALANCE SHEETS AS OF JANUARY 30, 1999 AND JANUARY 31, 1998

ASSETS                                       1999         1998

CURRENT ASSETS:
  Cash and short-term investments         $1,193,261    $1,619,319
  Accounts receivable (less allowance for
     doubtful accounts of $1,052,813 and
     $1,285,622, respectively)            44,120,355    48,770,039
  Income tax refund receivable             1,242,000
  Inventories                             41,642,032    49,671,933
  Prepaid expenses                         1,018,937     1,074,590
  Deferred income taxes                    3,835,930     2,496,191
          Total current assets            93,052,515   103,632,072

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                       177,058       177,058
  Buildings and improvements               4,115,988     4,256,933
  Leasehold improvements                  18,679,551    16,505,903
  Furniture, fixtures, and equipment      14,169,260    13,392,564
  Leased property under capital leases    23,729,951    24,570,847
  Construction in progress                 4,903,405     3,139,587

          Total                           65,775,213    62,042,892
Less accumulated depreciation and
 amortization                             29,146,541    27,561,257

          Property, plant, and
           equipment - net                36,628,672    34,481,635

DEFERRED INCOME TAXES                      2,107,407

OTHER ASSETS                                 625,538       925,538


TOTAL                                   $132,414,132  $139,039,245


See notes to financial statements.

ZIONS COOPERATIVE MERCANTILE INSTITUTION

BALANCE SHEETS AS OF JANUARY 30, 1999 AND JANUARY 31, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY            1999          1998

CURRENT LIABILITIES:
  Accounts payable - trade                   $7,406,513     $9,414,512
  Current portion of long-term debt             407,557        372,250
  Current portion of obligations under
     capital leases                           1,505,617      1,620,410
  Accrued liabilities:
    Salaries and commissions                  1,945,539      2,001,202
    Sales, payroll, and other taxes           4,138,548      4,140,998
    Income taxes payable                                        69,644
    Outstanding gift certificates             1,965,120      2,010,863
    Pension liability                         4,159,235      2,558,959
    Other                                     4,247,335      3,337,941
  Deferred gain on sale and leaseback         1,756,985      1,827,018

          Total current liabilities          27,532,449     27,353,797

LONG-TERM DEBT                               48,511,693     40,771,989

DEFERRED INCOME TAXES                                          789,567

LONG-TERM DEFERRED GAIN ON SALE
  AND LEASEBACK                               2,080,593      3,837,578

OBLIGATIONS UNDER CAPITAL LEASES             14,779,921     16,284,541

TOTAL LIABILITIES                            92,904,656     89,037,472

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' EQUITY:
  Capital stock - par value $.001; 5,000,000 shares authorized;
    2,159,593 and 2,151,660 shares issued at January 30,
    1999 and January 31, 1998, respectively       2,160          2,152
  Paid-in capital                            14,864,929     14,706,971
  Accumulated other comprehensive loss, net of deferred
      tax effect of $2,039,471 and $1,362,858,
     respectively                            (3,399,120)    (2,271,431)
  Retained earnings                          28,041,507     37,564,081

          Total stockholders' equity - net   39,509,476     50,001,773

TOTAL                                      $132,414,132   $139,039,245


See notes to financial statements.

ZIONS COOPERATIVE MERCANTILE INSTITUTION
                         F-3

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 30, 1999,
JANUARY 31, 1998, AND FEBRUARY 1, 1997

                                    1999          1998           1997

NET SALES AND OTHER INCOME      $247,495,304   $257,474,231   $259,599,460

COSTS AND EXPENSES:
  Cost of merchandise sold       172,060,464    170,665,413    172,950,259
  Selling, general, and
     administrative expenses      84,253,239     82,196,580     79,713,352
  Interest expense:
    Borrowings                     2,718,728      2,514,357      2,495,892
    Capital leases                 1,686,787      1,762,823      1,918,675

        Total costs and expenses 260,719,218    257,139,173    257,078,178

INCOME (LOSS) BEFORE INCOME
  TAX (EXPENSE) BENEFIT          (13,223,914)       335,058      2,521,281

INCOME TAX (EXPENSE) BENEFIT       4,757,500       (125,648)      (683,656)

NET INCOME (LOSS)                $(8,466,414)      $209,410     $1,837,625

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                              $(3.93)          $0.10          $0.85
  Diluted                            $(3.93)          $0.09          $0.84

AVERAGE COMMON SHARES:
  Basic                            2,155,627      2,158,071      2,162,114
  Diluted                          2,155,627      2,224,736      2,189,322


See notes to financial statements.

                              F-4
ZIONS COOPERATIVE MERCANTILE INSTITUTION

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998, AND FEBRUARY 1,
1997(Page 1 of 2)



                                         Capital Stock     Paid-in
                             Total      Shares    Amount   Capital

BALANCE,  FEB.  4, 1996   $51,062,144  2,159,745  $2,160 $14,729,203

Comprehensive income:
 Net income                 1,837,625
  Other comprehensive income:
   Excess of accumulated benefit
   obligation over fair value of pension
   plan asset, net of deferred
   taxes of $61,124           101,876
Total comprehensive
 income                     1,939,501

  Purchases of treasury
      stock                   (79,816)
  Issuance of capital stock
 (net of 6,726 shares of
 treasury stock)              166,830     4,738       4       87,010
  Cash dividends
  ($.60 a share)           (1,312,739)

BALANCE, FEBRUARY 1, 1997  51,775,920 2,164,483   2,164   14,816,213

 Comprehensive loss:
  Net income                  209,410
   Other comprehensive expense:
    Excess of accumulated benefit obligation over fair value of pension plan asset, net of
    deferred taxes of
    $278,732                 (464,557)
       Total comprehensive
        loss                 (255,147)

  Purchases of treasury
      stock                  (335,523)
  Issuance of capital stock (net of 25,008 shares
    of treasury stock)        226,269   (12,823)    (12)     (109,242)
  Cash dividends ($.63 a
    share)                 (1,409,746)

BALANCE, JANUARY 31, 1998  50,001,773 2,151,660   2,152    14,706,971

 Comprehensive loss:
  Net loss                (8,466,414)
   Other comprehensive expense:
    Excess of accumulated benefit obligation over fair value of pension plan asset, net
    of deferred taxes
    of $676,613           (1,127,689)
   Total comprehensive
    loss                  (9,594,103)

  Purchases of
   treasury stock            (31,871)
  Issuance of capital stock (net of 2,215 shares
   of treasury stock)        189,837      7,933       8     157,958
  Cash dividends ($.48
   a share)               (1,056,160)

BALANCE, JANUARY 30,1999 $39,509,476  2,159,593  $2,160 $14,864,929

ZIONS COOPERATIVE MERCANTILE INSTITUTION

STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998, AND FEBRUARY 1, 1997(Page 2 of 2)

                                                    Other
                                                 Comprehensive
                               Treasury Stock       Income    Retained
                               Shares   Amount     (Expense)  Earnings

BALANCE,  FEBRUARY 4, 1996      NONE    NONE   $(1,908,750) $38,239,531

  Comprehensive income:
    Net income                                                1,837,625
    Other comprehensive income:
     Excess of accumulated benefit obligation over
     fair value of pension plan asset, net of deferred
     taxes of $61,124                              101,876
           Total comprehensive income

 Purchases of treasury stock   6,726  $(79,816)
 Issuance of capital stock
  (net of 6,726 shares of
   treasury stock)            (6,726)   79,816
  Cash dividends ($.60 a share)                              (1,312,739)

BALANCE, FEBRUARY 1, 1997      NONE     NONE    (1,806,874)  38,764,417

 Comprehensive loss:
  Net income                                                    209,410
   Other comprehensive expense:
    Excess of accumulated benefit obligation
    over fair value of pension plan asset, net of
    deferred taxes of $278,732                    (464,557)
      Total comprehensive loss

  Purchases of treasury stock 25,008 (335,523)
   Issuance of capital stock (net of 25,008 shares
    of treasury stock)       (25,008) 335,523
  Cash dividends ($.63 a share)                              (1,409,746)

BALANCE, JANUARY 31, 1998     NONE     NONE     (2,271,431)  37,564,081

 Comprehensive loss:
  Net loss                                                   (8,466,414)
   Other comprehensive expense:
    Excess of accumulated benefit obligation over fair value of pension plan asset, net of deferred
    taxes of $676,613                           (1,127,689)
     Total comprehensive loss

  Purchases of treasury
     stock                   2,215  (31,871)
 Issuance of capital stock (net of 2,215 shares
  of treasury stock)        (2,215)  31,871
  Cash dividends ($.48 a share)                              (1,056,160)

BALANCE, JANUARY 30, 1999      NONE     NONE   $(3,399,120) $28,041,507


See notes to financial statements.

                                 F-6
ZIONS COOPERATIVE MERCANTILE INSTITUTION


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998, AND FEBRUARY 1, 1997

                                     1999         1998          1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)              $(8,466,414)    $209,410    $1,837,625
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Depreciation and amortization  4,307,139    4,219,426     4,198,198
    Deferred income taxes         (3,560,100)      56,003      (346,582)
    Amortization of deferred gain on sale
      and leaseback               (1,827,018)  (1,868,340)   (1,697,217)
    Change in operating assets and liabilities:
        Accounts receivable        4,649,684    1,803,716       147,484
        Income tax refund
          receivable              (1,242,000)
        Inventories                8,029,901     (610,126)   (3,184,439)
        Prepaid expenses              55,653       32,858       213,237
        Other assets                 300,000     (300,000)      (27,639)
        Accounts payable - trade  (2,007,999)     145,153     1,899,283
        Accrued liabilities          531,868     (280,450)    3,726,055

          Net cash provided by
           operating activities      770,714    3,407,650     6,766,005

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant,
      and equipment               (7,917,554)  (9,658,193)   (5,242,358)
  Proceeds from sale of
   property, plant, and equipment  1,463,378    5,295,000     4,820,027
       Net cash used in
          investing activities    (6,454,176)  (4,363,193)     (422,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term borrowings                      (2,500,000)
  Proceeds from long-term debt     8,146,168    4,897,019
  Principal payments on
     long-term debt                 (371,157)    (338,855)   (1,611,007)
  Principal payments on obligations
     under capital leases         (1,619,413)  (1,931,622)   (2,237,721)
  Proceeds from sale of
     capital stock                   189,837      226,281       166,830
  Purchase of treasury stock         (31,871)    (335,523)      (79,816)
  Cash dividends                  (1,056,160)  (1,409,746)   (1,312,739)
      Net cash provided by (used in)
      financing activities         5,257,404    1,107,554    (7,574,453)

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              (426,058)     152,011    (1,230,779)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                1,619,319    1,467,308     2,698,087

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                     $1,193,261   $1,619,319    $1,467,308

ZIONS COOPERATIVE MERCANTILE INSTITUTION

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998, AND FEBRUARY 1, 1997

                                       1999        1998           1997

SUPPLEMENTAL DISCLOSURES OF CASH
  INFORMATION:
  Cash paid during the year for:
    Interest                       $4,550,814    $4,334,995    $4,434,585
    Income taxes                      114,244     1,390,014       145,676

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:
  Capital lease obligations incurred for the acquisition
    of property under capital lease                 481,248
  Deferred gain on sale and leaseback of property, plant,
    and equipment                                   519,000    3,605,000
  Transfer from long-term debt to short-term
    borrowings - banks                                        10,000,000
  Transfer from short-term borrowings to long-term
    debt - banks                                 10,000,000
  Increase (decrease) in accrued liabilities and corresponding decrease (increase) in stockholders' equity due to
    pension liability
    adjustment (Note 6)             1,804,302       743,289     (163,000)
  (Increase) decrease in deferred tax assets and corresponding
    (increase) decrease in stockholders' equity due to
    pension liability
    adjustment (Note 6)              (676,613)     (278,732)      61,124


See notes to financial statements.
                                F-6
ZIONS COOPERATIVE MERCANTILE INSTITUTION
NOTES TO FINANCIAL STATEMENTS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 30, 1999

Nature of Operations - Zions Cooperative Mercantile Institution (ZCMI) was organized as a Utah corporation in 1868 and was the first full-line department store in the United States. ZCMI is in the retail line of business, operating both full-line conventional department stores and a men's and women's ready to wear specialty store. The full-line conventional department stores are located in Salt Lake City and Ogden, Utah and in regional shopping centers in the suburban Salt Lake City, Orem, Logan, Sandy, Layton, and St. George, Utah areas and in Pocatello and Idaho Falls, Idaho. The specialty store is located in St. George, Utah.

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

Inventories - Substantially all inventories are valued at the lower of cost or market, using the retail method, on the last-in, first-out (LIFO) basis. If the inventories had been valued on the first-in, first-out basis, total inventory values would have been approximately $7,317,000 and $6,022,000 higher at January 30, 1999 and January 31, 1998, respectively.

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

Net Sales and Other Income - Net sales includes proceeds, net of returns, from merchandise, services, and licensed departments. As sales returns are typically exchanged for other merchandise, ZCMI does not accrue for the cost of anticipated cash sales returns as refunds of cash have historically been insignificant. The sales of licensed departments amounted to approximately $21,913,000, $23,680,000, and $22,914,000 for the years ended January 30, 1999,
January 31, 1998, and February 1, 1997, respectively. Included in net sales and other income are finance charges on retail credit accounts receivable totaling approximately $5,616,000, $5,669,000, and $5,653,000 for the years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively. Net sales and other income also include the amortization of deferred gain on sale and leaseback totaling approximately $1,827,000, $1,868,000, and $1,697,000 for the years ended January 30, 1999, January 31, 1998, and
 February 1, 1997, respectively (see Note 2).

Income Taxes - ZCMI accounts for its taxes following an asset and liability approach for financial accounting and reporting for income taxes.

Net Income Per Common Share - ZCMI computes net income per common share under the provisions of SFAS No. 128, Earnings Per Share. Accordingly, net income per common share is computed by both the basic method, which uses the weighted average number of ZCMI's common shares outstanding, and the diluted method, which includes the dilutive common shares from stock options, as calculated using the treasury stock method.

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

Leased property under capital leases by major classes as of January 30, 1999 and January 31, 1998 is as follows (see Note 7):

                                                1999           1998

Buildings and improvements                   $15,747,559    $15,747,559
Furniture, fixtures, and equipment             7,982,392      8,823,288

Total                                         23,729,951     24,570,847
Less accumulated amortization                 14,473,678     13,823,928

Net assets under capital leases               $9,256,273    $10,746,919

Approximate future minimum lease payments on both capital and noncancelable operating leases at January 30, 1999 was as follows:

                                     Capital       Operating
                                      Leases          Leases
Year ending:
  2000                              $3,051,045    $10,709,160
  2001                               2,526,230     10,157,236
  2002                               2,121,220      8,396,888
  2003                               1,937,470      5,868,379
  2004                               1,665,757      4,055,730
  Later years                       19,372,469     20,621,366

Total minimum lease payments        30,674,191    $59,808,759
Less amount representing interest   14,388,653

Present value of net minimum lease
 payments                           16,285,538
Less current portion                 1,505,617

Long-term portion                  $14,779,921

Approximate total operating lease expense was as follows:

                                          Year Ended
                               1999           1998          1997
Minimum rentals on noncancelable
  operating leases          $10,452,932    $9,815,658    $9,520,162
Contingent rentals on noncancelable
  operating leases              196,954       141,246        91,000
Other operating lease expenses  287,136       177,939       139,000

Total                       $10,937,022   $10,134,843    $9,750,162

Contingent rentals on capital leases, which were included in expense, totaled approximately $141,301, $106,409, and $274,000 for the years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively.

During the years ended January 30, 1999, January 31, 1998, and February 1, 1997, ZCMI sold certain furniture, fixtures, and equipment with a net book value of approximately $1,463,000, $4,776,000, and $1,215,000 for approximately $1,463,000, $5,295,000, and $4,820,000, respectively. ZCMI agreed to lease back such furniture, fixtures, and equipment under operating lease agreements. The resulting gains on sale for the years ended January 30, 1999, January 31, 1998, and February 1, 1997 of approximately $-0-, $519,000, and $3,605,000, respectively, are being amortized over the lease terms ranging from 5 to 10 years. Amortization of gains on all sale leasebacks for the years ended January 30, 1999, January 31, 1998, and February 1, 1997 totaled approximately $1,827,000, $1,868,000, and $1,697,000, respectively.

3.  INCOME TAXES
ZCMI has recorded current and long-term deferred tax assets and deferred tax liabilities as of January 30, 1999 and January 31, 1998 as follows:


                                   1999                   1998
                             Current   Long-Term   Current     Long-Term
Deferred tax assets       $3,835,930  $4,260,847  $2,496,191  $1,444,466
Deferred tax liabilities  (2,153,440)             (2,234,033)
Total                     $3,835,930  $2,107,407  $2,496,191   $(789,567)

Deferred tax assets and liabilities as of January 30, 1999 and January 31, 1998 consisted of the following temporary differences and carryforward items:

                                1999                       1998
Assets                    Current   Long-Term       Current      Long-Term
Allowance for doubtful
  accounts receivable    $394,804                  $482,108
Inventory                   9,753                    36,650
Deferred gross profit on sale
  leaseback  transactions 658,869    $780,223       679,758     $1,444,466
Accrued vacation expense
  not currently  recognized
  for income tax purposes 283,603                   281,974
Pension liability       2,236,326                   959,610
Net operating loss carryforward     3,480,624
Accrued liabilities not
  currently recognized
  for income tax purposes 195,027                    29,586
Charitable contribution    57,548                    26,505

Total                  $3,835,930  $4,260,847    $2,496,191    $1,444,466

Liabilities

Net property, plant, and
  equipment for financial
  reporting in excess of tax
  basis                             $(489,413)                  $(271,389)
Capital and operating leases
  treated differently for
  income tax purposes              (1,664,027)                 (1,962,644)

Total                    None     $(2,153,440)     None       $(2,234,033)

Computed "expected" income taxes on income for financial reporting purposes are reconciled to income tax expense as follows:

                                        Year Ended
                                1999        1998       1997
Federal income taxes at the statutory rate
  (expense) benefit           $4,628,370    $(117,270)   $(882,449)
Increase or decrease resulting from:
  State income taxes             129,130      (13,419)    (102,533)
  Other                                         5,041      301,326

Income tax (expense) benefit  $4,757,500    $(125,648)   $(683,656)

Consisting of:

Current:
  Federal                      $1,126,025     $(62,207)   $(893,047)
  State                           71,375       (7,438)    (137,191)

  Total                        1,197,400      (69,645)  (1,030,238)

Deferred:
  Federal                      3,502,345      (50,022)     311,924
  State                           57,755       (5,981)      34,658

  Total                        3,560,100      (56,003)     346,582

Total expense                 $4,757,500    $(125,648)   $(683,656)

4.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-term borrowings and long-term debt consisted of the following as of January 30, 1999 and January 31, 1998:

                                               1999           1998
Unsecured notes payable to banks under lines of
  credit, due at various dates through July 1999,
  collateralized by inventory and
  accounts receivable                       $47,043,187    $38,897,019
Mortgage note, 8%, due in monthly installments through
  February 2003                                 889,117      1,074,173
Note payable, 10.255%, due in quarterly installments
  through December 2002                         986,946      1,173,047

Total                                        48,919,250     41,144,239
Less current portion                            407,557        372,250

Long-term portion                           $48,511,693    $40,771,989

Interest rates on the borrowings under lines of credit are variable. At January 30, 1999 and January 31, 1998, interest rates on these borrowings averaged 6.5%.

On April 15, 1999, ZCMI extended the terms of four notes payable totaling $34,000,000 to banks under various line of credit agreements. Prior to the extension, the four notes had maturity dates ranging from May 31, 1999 through July 31, 1999. Under the terms of the extension agreements, the maturity date was extended to November 1, 2000 on all four notes. In addition, the loan extension agreement contains various loan covenants including financial covenants ZCMI must meet. The financial covenants require ZCMI to (a) maintain working capital of at least $14,000,000 for the period January 31, 1999 through July 31, 1999 and at least $20,000,000 thereafter; (b) maintain tangible net worth of at least $34,800,000 for the quarter ending July 31, 1999 and increasing each quarter thereafter through the quarter ending October 31, 2000, at which time tangible net worth must equal $35,900,000; and (c) not incur net losses before taxes greater than the following amounts for each of the stated quarters on an on-going basis:

     Quarter Ending           Amount of Loss
     July 31                     $4,500,000
     October 31                   5,300,000
     January 31                   1,500,000
     April 30                     2,800,000

     Due to the extended terms of repayment, the four notes totaling $34,000,000 have been classified as long-term liabilities in the accompanying balance sheet as of January 30, 1999.

     Land and buildings with net book values of approximately $1,910,000 at January 30, 1999 were pledged as collateral to the mortgage note. Furniture, fixtures, and equipment with a net book value of approximately $1,093,000 at January 30, 1999 were pledged as collateral on the note payable having a balance of $986,946 as of January 30, 1999.

     Short-term borrowings and long-term debt at January 30, 1999 matures as follows:

                                     Amount
Year ending:
  2000                             $  407,557
  2001                             47,487,512
  2002                                486,555
  2003                                537,626

  Total                            $48,919,250

ZCMI had unused lines of credit available with various banks totaling approximately $6,957,000 at January 30, 1999. This amount is generally available at the prime interest rate or lower. In addition to the lines of credit, ZCMI had available letters of credit totaling $3,000,000. Open letters of credit at January 30, 1999 amounted to approximately $310,000.

5.   EMPLOYEE STOCK OPTIONS

ZCMI had an incentive stock option plan for its key employees which expired in 1992, under which options to purchase capital stock were granted at a price not less than fair market value on the date of grant. Changes in options granted under this incentive stock option plan and other related information are as follows:

                                             Year Ended
                                        1999     1998    1997
Options outstanding - beginning of year         5,000    5,000
Granted
Exercised
Forfeited                                      (5,000)

Options outstanding - end of year       None     None    5,000

Options exercisable                     None     None    5,000

Price of outstanding options             N/A     N/A    $16.50

During the year ended February 1, 1997, ZCMI instituted the Equity-Based
Incentive Plan under which options to purchase capital stock were granted at a price not less than the fair market value on the date of the grant. Changes in options granted under the plan and the fair market value of such options is as follows:

                                    Year Ended
                             1999             1998               1997
                        Number  Exercise  Number  Exercise   Number  Exercise
                       of Shares  Price  of Shares  Price   of Shares  Price

Outstanding -
  beginning of year     122,450  $11.25   124,000   $11.25
Granted                                                     124,000   $11.25
Canceled                (1,500)
Exercised                                  (1,550)  $11.25

Outstanding -
  end of year          120,950   $11.25   122,450   $11.25  124,000   $11.25

Options exercisable    120,950            122,450             None

Remaining contractual
  life                7.6 years          8.6 years          9.6 years

Fair market value
  of options granted                                           $1.67

ZCMI accounts for stock options granted using Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized for its equity based incentive plan. Had compensation cost for ZCMI's stock based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with SFAS No. 123, ZCMI's net income and diluted net income (loss) per common share would have changed to the pro forma amounts indicated below:

                            Year Ended  Year Ended   Year Ended
                            January 30, January 31,  February 1,
                               1999         1998         1997
Net income (loss):
  As reported              $(8,466,414)   $209,410    $1,837,625
  Pro forma                 (8,482,930)    192,894     1,824,564

Earnings per common share (diluted):
  As reported                $ (3.93)      $0.09         $0.84
  Pro forma                    (3.93)       0.09          0.83

The fair value of each option granted in 1997 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Dividend yield                                5.33%
Expected volatility                          17.29%
Risk free interest rate ranges            6.14% to 6.57%
Expected lives ranges                   2.75 to 10 years

As part of the Equity-Based Incentive Plan, restricted stock awards were granted to certain officers of ZCMI. Under this grant, 46,000 nonvested restricted stock awards were granted during the year ended February 1, 1997. The fair market value of this grant was determined to be $517,500. The shares vest from 1999 through 2007 with the total compensation cost related to this grant to be recognized from the date of grant through the final vesting date. During the years ended January 30, 1999, January 31, 1998, and February 1, 1997, ZCMI recorded $68,625, $68,625, and $66,625, respectively, of compensation expense related to this grant.

6.   EMPLOYEE BENEFIT PLANS

ZCMI has a trusteed, noncontributory retirement plan covering substantially all of its employees. Benefits are based on years of service and compensation history. ZCMI's funding policy is to contribute annually the minimum amount required by law.

Disclosures regarding the plans in conformity with SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits, which was adopted for the year ended January 30, 1999 are shown below:

                                             Year Ended
                                   1999          1998           1997
Change in projected benefit obligation:
  Benefit obligation at beginning
      of year                  $29,044,871    $26,090,000    $26,025,000
  Service cost                     641,225        565,653        567,000
  Interest cost                  1,941,712      1,959,502      2,017,000
  Actuarial loss (gain)            438,642      2,156,982       (269,045)
  Benefits paid                 (1,886,926)    (1,727,266)    (2,249,955)

Benefit obligation at
     end of year                30,179,524     29,044,871     26,090,000

Change in plan assets:
  Fair value of plan assets at
    beginning of year           25,590,769     23,568,000     23,575,000
  Actual return on plan assets     920,700      3,750,035      1,835,455
  Employer contribution            358,201                       407,500
  Benefits paid                 (1,886,926)    (1,727,266)    (2,249,955)

Fair value of plan assets at
    end of year                 24,982,744     25,590,769     23,568,000

Funded status                   (5,196,780)    (3,454,102)    (2,522,000)
Unrecognized net obligation at
  January 1, 1987                 (371,194)      (556,597)      (742,000)
Unrecognized prior service cost    (12,662)      (104,831)      (197,000)
Unrecognized actuarial loss      6,859,992      5,190,860      4,823,000

Net amount recognized           $1,279,356     $1,075,330     $1,362,000


Amounts recognized in the balance sheets consist of:

                                                Year Ended
                                    1999           1998           1997
Accrued pension cost            $(4,159,235)   $(2,558,959)   $(1,529,000)
Accumulated other comprehensive loss
  before tax effect               5,438,591      3,634,289      2,891,000

Net amount recognized            $1,279,356     $1,075,330     $1,362,000

     Weighted average assumptions as of year end:

                                   1998       1997      1996
Discount rate                      6.75 %     7.00 %    7.75 %
Expected return on plan assets     9.50 %     9.50 %    9.50 %
Rate of compensation increase      4.00 %     4.00 %    4.00 %

Components of net periodic benefit cost:

                                      1999       1998       1997
Service cost - benefits earned
     during the period             $641,225    $565,653    $567,000
Interest cost on projected
     benefit obligation           1,941,712   1,959,502   2,017,000
Expected (return) on plan assets (2,352,240) (2,184,549) (1,834,000)
Amortization of unrecognized
     transition asset              (185,403)   (185,403)   (185,403)
Amortization of prior service cost  (92,169)    (92,169)    (92,169)
Recognized net actuarial loss       201,050     223,636       1,572

Net periodic pension cost          $154,175    $286,670    $474,000

During the years ended January 30, 1999, January 31, 1998, and February 1, 1997, ZCMI recognized the additional minimum liability aspects of SFAS No. 87,
"Employers' Accounting for Pensions".   SFAS No. 87 requires the recognition
of an additional pension liability in the amount of the unfunded accumulated benefit obligation in excess of accrued pension liability with an equal amount to be recognized as either an intangible asset or a reduction of equity. Based upon plan actuarial and asset information as of January 30, 1999, January 31, 1998, and February 1, 1997, ZCMI recorded an increase to the pension liability of $1,804,302, $743,289, and $163,000, respectively, and a decrease to stockholders' equity of $1,127,689, $464,557, and $101,876, respectively.

ZCMI has an employees' savings plan, which is a qualified, contributory savings plan based on Section 401(k) of the Internal Revenue Code. Total ZCMI contributions for the years ended January 30, 1999, January 31, 1998, and February 1, 1997 were approximately $284,000, $223,000, and $214,000, respectively. Under the plan, employees are also given the option to purchase ZCMI stock. The plan also allows ZCMI to elect to contribute shares of its common stock, at current market prices, into the plan for up to 100% of the employer matching contributions made to the plan for any period. As of January 30, 1999, no shares have been contributed to this plan.

During the year ended January 30, 1999, ZCMI offered a severance package to employees who would elect for early retirement. In total, seven employees opted for early retirement, accepting the option before the end of the fiscal period. The cost to ZCMI for the employees electing early retirement, including employer payroll taxes, amounted to $483,847 and is included in the accompanying statement of operations for the year ended January 30, 1999 as selling, general and administrative services.

7.   RELATED PARTY TRANSACTIONS
ZCMI's Downtown Store and Service Center, with net book values of approximately $6,741,000 and $7,135,000 at January 30, 1999 and January 31, 1998,
respectively, are leased from a major stockholder under capital leases. Included in obligations under capital leases are approximately $13,255,000 and $13,525,000 at January 30, 1999 and January 31, 1998, respectively, pertaining to these leases. Lease payments of approximately $1,906,000, $1,893,000, and $1,796,000 were made on these leases for the years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively. Included in costs and expenses are transactions with companies in which a major ZCMI stockholder has a significant interest totaling approximately $3,710,000, $3,695,000, and $3,971,000 for the years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively. Included in net sales are transactions with major ZCMI stockholders totaling approximately $322,000, $399,500, and $350,000 for the years ended January 30, 1999, January 31, 1998, and February 1, 1997, respectively.
                         F-7

ZIONS COOPERATIVE MERCANTILE INSTITUTION
SUPPLEMENTAL SCHEDULE II
VALUATION ACCOUNT
FOR THE YEARS ENDED JANUARY 30, 1999, JANUARY 31,  1998, AND FEBRUARY 1, 1997

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