Form 10-Q/A
period 1999-05-01
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1999-10-12
CIK 109378

TO:  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-Q/A

                        Amendment No. 2

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

                                                           Form 10-Q
Item 1.   Financial Statements

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



See notes to condensed financial statements

                         Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

         CONDENSED BALANCE SHEET - MAY 1, 1999 & JANUARY 30, 1999
                        In Thousands (000 omitted)

               LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                      APRIL      JANUARY
                                                       1999        1999
Current Liabilities:
    Accounts payable - trade                         $  4,371    $  7,407
    Short term borrowings - banks (Note 2)             52,649           0
    Current portion of long-term debt                     417         408
    Current portion of obligations under capital
      leases                                            1,441       1,506
    Accrued liabilities
         Outstanding gift certificates                  1,923       1,965
         Other accrued liabilities                     12,220      14,489
Deferred gain on sale and leaseback                     1,748       1,757

         Total Current Liabilities                   $ 74,769    $ 27,532

Long-Term Debt:
    Bonds, mortgages and similar debt (Note 2)          1,361      48,512
    Capital Lease - Long Term Portion (Note 1)         14,461      14,780

Other Liabilities and Deferred Credits:
    Deferred Fed Income Taxes                               0           0
    Deferred Gross Profit                               1,635       2,081

Stockholders Equity:
    Capital shares                                   $ 14,960    $ 14,867
    Pension Liability Adjustment                       (3,399)     (3,399)
    Other stockholders equity                          24,470      28,041

         Total Stockholders Equity                   $ 36,031    $ 39,509

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY             $128,257   $132,414



See notes to condensed financial statements








                                    -2-
                                                     Form 10-Q

                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

 CONDENSED INCOME STATEMENT THREE MONTHS ENDED May 1, 1999 & MAY 2, 1998
                        In Thousands (000 omitted)

                                                       1999        1998

Net Sales                                            $48,636     $53,930
Cost of goods sold, direct merchandising and
  buying costs                                        33,800      37,554
Other revenues                                         1,349       1,552
Other costs and expenses applicable to other revenue       0           0
Selling, general and administrative expenses          17,623      18,511
Provision for doubtful accounts and notes                252         257
Other Income:
    Miscellaneous other income                           436         487
Income Deductions:
    Interest and amortization of debt discount
      and expenses                                       857         679
    Interest Expense on Capital Leases (Note 1)          361         402
    Miscellaneous income deductions                    1,099         549


Net loss before income tax expense and
  extraordinary items                                $(3,571)    $(1,983)
Income tax expense                                         0           0

Net loss before extraordinary items                  $(3,571)    $(1,983)
Extraordinary items less applicable tax                    0           0
Net Loss                                             $(3,571)    $(1,983)


Weighted avg. number of common shares outstanding    2,208,015  2,199,437
Earnings per common share                            $   (1.62)  $  (0.90)
Cash dividends per common share                      $    0.00   $   0.16

See notes to condensed financial statements










                                    -3-

                                                      Form 10-Q
                 ZIONS COOPERATIVE MERCANTILE INSTITUTION

       CONDENSED STATEMENT OF CASH FLOWS May 1, 1999 & MAY 2, 1998
                        In Thousands (000 omitted)
                                                        April     April
                                                        1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)                                     $(3,571)   $(1,984)
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                       1,115      1,080
    Deferred gross profit                              (2,202)    (2,306)
Deferred income taxes                                       0          0
Provision for losses on accounts receivable               252        257
Decrease (increase) in assets:
    Accounts receivable                                 8,053      7,109
    Inventories                                        (1,513)    (1,919)
    Prepaid expenses                                     (205)      (237)
    Other Assets                                            0          0
Increase (decrease) in liabilities
     Accounts payable -- trade                          ( 624)    (2,372)
    Accrued liabilities                                  (565)      (890)
Net cash provided by operating activities                 740     (1,262)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property, plant and equipment              (4,163)    (3,151)
Proceeds from sale of property, plant and equipment         0      3,156
Net cash used in investing activities                  (4,163)         5

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in short-term borrowings       50,237          0
Additions (Reductions) to long-term debt (note 2)     (47,151)     1,256
Principal payments on long-term debt obligations
   under capital leases                                  (374)      (412)
Stock options exercised and sales of capital stock          0          0
(Purchase) Sale of treasury stock                          93         31
Cash dividends                                              0       (352)
Long Term Investments                                       0        300
Long Term Note Receivable                                   0       (550)

Net cash provided by (used in) financing activities     2,805        272
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (618)      (985)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          1,193      1,619

CASH AND CASH EQUIVALENTS AT END OF PERIOD                575        634





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


2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of May 1, 1999 and the results of operations for three months ended May 1, 1999, and May 2, 1998 and cash flows for three months ended May 1, 1999 and May 2, 1998.

    The financial covenants of the loan agreement require ZCMI to maintain working capital of $14,000,000 through July 31, 1999, then maintain working capital of $20,000,000 thereafter. For purposes of the loan agreement, Working capital is defined as Current Assets less Current Liabilities and the outstanding principal balance under the loan agreement, whether classified as long term liabilities or short term liabilities. After calculating for the working capital covenant and excluding long term mortgages, it was found that ZCMI was not in compliance with the covenant. ZCMI is currently in negotiations with the banking group to resolve the issue.


3.  The results of operations for the three months period   ended May 1, 1999
    are not necessarily indicative of the results to be expected for the full year.





















                               -5-
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                            Form 10-Q
               ZIONS COOPERATIVE MERCANTILE INSTITUTION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                 -6-

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

    Based upon the Company's balance sheet at May 1, 1999, ZCMI was not in compliance with the working capital requirement and is in negotiations with the banking group to resolve the issue.

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















                                 -10-
                                                     Form 10-Q


             ZIONS COOPERATIVE MERCANTILE INSTITUTION

                  PART II. -  OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K.

       a) The following exhibits are filed with this report:
          27   Financial Data Schedule

     b) On February 11, 1999, the Company filed a current report on Form 8-K to report the determination of the Board of Directors of the Company not to declare a dividend for the quarter ending January 30, 1999.




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








                        ZIONS CO-OPERATIVE MERCANTILE INSTITUTION





Date October 7, 1999       Keith C. Saunders
                        Keith C. Saunders, Secretary
                        Executive Vice President