Form 10-Q
period 1999-10-30
ZIONS COOPERATIVE MERCANTILE INSTITUTION
filed 1999-12-15
CIK 109378

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTER ENDED October 30, 1999
                 COMMISSION FILE NUMBER 0-1391





           ZIONS CO-OPERATIVE MERCANTILE INSTITUTION
                       A UTAH CORPORATION

                   SALT LAKE CITY, UTAH 84137
                 TELEPHONE NUMBER 801:579-6404
         IRS EMPLOYEE IDENTIFICATION NUMBER 87-0196220




 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X                     No


 As of November 26, 1999, there were 2,244,441 outstanding shares of the registrant's Common Stock, $.001 par value.



                                                        Form 10-Q





               ZIONS COOPERATIVE MERCANTILE INSTITUTION

                                 INDEX


 TITLE                                                   PAGE NO.

    Condensed Balance Sheet                                 1

    Condensed Income Statement                              3
     Three Months Ended Oct 30, 1999 & Oct 31, 1998

    Condensed Income Statement                              4
     Nine Months Ended Oct 30, 1999 & Oct 31, 1998

    Statements of Cash Flows                                5
     Nine Months Ended Oct 30, 1999 & Oct 31, 1998

    Notes to Condensed Financial Statements                 6

    Management's Discussion and Analysis of Financial       7
     Condition and Results of Operations

    Other Information                                      13

    Signatures                                             14

                                                                Form 10-Q

           ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

 CONDENSED BALANCE SHEET - OCTOBER 30, 1999 & JANUARY 30, 1999
                   In Thousands (000 omitted)


                    ASSETS AND OTHER DEBITS

 Current Assets:                                 OCTOBER   JANUARY
                                                  1999      1999

         Cash and short term investments        $    501  $  1,193
         ST Notes Receivable                         300         0
         Income Tax Refund Receivable                410     1,242
         Accounts and Notes Receivable            36,401    45,173
         Less allowance for doubtful accounts      1,941     1,053
         Net Accounts Receivable and
                Notes Receivable                  34,460    44,120
         Inventories:
                Finished goods
                  - LIFO cost, retail method      43,133    39,793
                Supplies  - FIFO cost              2,687     1,850

         Prepaid Expenses                            486     1,019
         Deferred Income Taxes                     3,836     3,836

                Total Current Assets            $ 85,813  $ 93,053

 Property:
         Property, plant and equipment          $ 43,147  $ 42,045
         Less accumulated depreciation, depletion
         and amortization of property, plant and
         equipment                                14,868    14,673
         Capital Leases, Net Accumulated Amortization
         (Note 1)                                  8,182     9,256

                 Total Property                 $ 36,461  $ 36,628

 Other Assets and Deferred Charges
         Other Assets                                322       322
         Investment in Subsidiary                    304       304
 Deferred Tax Asset                                2,107     2,107

 TOTAL ASSETS AND OTHER DEBITS                  $125,007  $132,414




 See notes to financial statements

 Form 10-Q

           ZIONS CO-OPERATIVE MERCANTILE INSTITUTION
 CONDENSED BALANCE SHEET - OCTOBER 30, 1999 & JANUARY 30, 1999
                   In Thousands (000 omitted)

         LIABILITIES, RESERVES AND STOCKHOLDERS EQUITY

                                                      OCTOBER   JANUARY
                                                       1999      1999
 Current Liabilities:
         Accounts payable - trade                    $  5,922  $  7,407
         Short term borrowings - banks                 54,371         0
         Current portion of long-term debt                223       408
         Current portion of obligations under
                capital leases                          1,312     1,506
         Accrued liabilities
           Outstanding gift certificates                1,818     1,965
           Other accrued liabilities                   13,486    14,489
         Deferred gain on sale and leaseback            1,846     1,757

                Total Current Liabilities            $ 78,978  $ 27,532

 Long-Term Debt:
         Bonds, mortgages and similar debt                611    48,512
         Capital Lease - Long Term Portion (Note 1)    13,824    14,780

 Other Liabilities and Deferred Credits:
         Deferred Fed Income Taxes                          0         0
         Deferred Gross Profit                          2,584     2,081

 Stockholders Equity:
         Capital shares                              $ 14,977  $ 14,867
         Pension Liability Adjustment                  (3,399)   (3,399)
         Other Stockholders Equity                     17,432    28,041

                   Total Stockholders Equity         $ 29,010  $ 39,509

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY           $125,007  $132,414






 See notes to financial statements

 Form 10-Q


           ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                  CONDENSED INCOME STATEMENT
  FOR THREE MONTHS ENDED OCTOBER 30, 1999 & OCTOBER 31, 1998
                   In Thousands (000 omitted)


                                                    1999      1998

 Net Sales                                       $ 54,026  $ 56,657
 Cost of goods sold, direct merchandising and
  buying costs                                     38,156    39,812
 Other revenues                                     1,180     1,359
 Other costs and expenses applicable to other revenue
 Selling, general and administrative expenses      18,726    20,884
 Provision for doubtful accounts and notes            287       356
 Other Income:
         Miscellaneous other income                   165       463
 Income Deductions:
         Interest and amortization of debt discount
           and expenses                             1,189       698
         Interest Expense on Capital Leases (Note 1)  361       404
         Miscellaneous income deductions            1,057       687

 Net loss before income tax expense
   and extraordinary items                         (4,405)   (4,362)
 Income tax expense                                     0         0

 Net loss before extraordinary items             $ (4,405) $ (4,362)
 Extraordinary items less applicable tax                0         0

 Net Loss                                        $ (4,405) $ (4,362)


 Weighted average number of
             common shares outstanding          2,209,159  2,204,984
 Earnings per common share (basic and diluted)  $   (1.99) $  (1.98)
 Cash dividends per common share                 $    0.00 $   0.16





 See notes to financial statements

 Form 10-Q

           ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

                   CONDENSED INCOME STATEMENT
   FOR NINE MONTHS ENDED OCTOBER 30, 1999 & OCTOBER 31, 1998
                   In Thousands (000 omitted)


                                                    1999      1998

 Net Sales                                       $150,562  $161,978
 Cost of goods sold, direct merchandising and
  buying costs                                    104,875   113,634
 Other revenues                                     3,663     4,250
 Other costs and expenses applicable to other revenue
 Selling, general and administrative expenses      54,135    57,542
 Provision for doubtful accounts and notes            774       867
 Other Income:
         Miscellaneous other income                 1,251     1,141
 Income Deductions:
         Interest and amortization of debt discount and
           expenses                                 2,771     2,071
         Interest Expense on Capital Leases (Note 1)1,084     1,210
         Miscellaneous income deductions            2,446     1,634

 Net loss before income tax expense
   and extraordinary items                       $(10,609)   (9,589)
 Income tax expense                                    0          0

 Net loss before extraordinary items             $(10,609) $ (9,589)
 Extraordinary items less applicable tax               0          0

 Net Loss                                        $(10,609) $ (9,589)


 Weighted average number of
             common shares outstanding          2,209,159 2,204,984
 Earnings per common share (basic and diluted)    ($ 4.80)  ($ 4.35)
 Cash dividends per common share                   $ 0.00    $ 0.16





 See notes to condensed financial statements








                              -4-
                                                           Form
 10-Q

           ZIONS CO-OPERATIVE MERCANTILE INSTITUTION
                   STATEMENTS OF CASH FLOWS
  FOR NINE MONTHS ENDED OCTOBER 30, 1999 & OCTOBER 31, 1998
                   In Thousands (000 omitted)

                                                 OCTOBER    OCTOBER
                                                  1999        1998
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                $(10,609) $(9,590)
 Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                     3,413    3,345
   Deferred gross profit                            (1,254)  (3,163)
 Deferred income taxes                                   0        0
 Provision for losses on accounts receivable           774      867
 Decrease (increase) in assets:
   Accounts receivable                               9,418   10,618
   Inventories                                      (4,178)  (6,848)
   Prepaid expenses                                    533      117
   Other assets                                          0        0
 Increase (decrease) in liabilities:

   Accounts payable - trade                             16    2,903
   Accrued liabilities                                 694    1,188
 Net cash provided by operating activities          (1,192)    (562)

 CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property, plant and equipment          (5,396)  (5,906)
 Proceeds from sale of property,
   plant, and equipment                              2,151    4,136
     Net cash used in investing activities          (3,245)  (1,770)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings   52,871   (2,700)
 Additions to (from) long-term debt                (47,901)   1,190
 Principal payments on long-term debt &
   obligations under capital leases                 (1,334)  (1,237)
 Stock options exercised and sales of capital stock

 Purchase of treasury stock                              0      (43)
 Sale of treasury stock                                109       51
 Cash dividends                                          0   (1,056)
 Long Term Investments                                   0      300
 Long Term Note Receivable                               0     (500)
 Net cash provided by (used in) financing activities 3,745    1,407

 NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                               (692)    (925)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    1,193    1,619

 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $     501 $    694

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

 2. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 30, 1999 and January 30, 1999 and the results of operations for the three months ended October 30, 1999 and October 31, 1998, for the nine months ended October 30, 1999 and October 31, 1998 and cash flow for nine months ended October 30, 1999 and October 31, 1998.

 3. The results of operations for the three months ended October 30, 1999 and the nine months ended October 30, 1999 are not necessarily indicative of the results to be expected for the full year.


   Form 10-Q
           ZIONS CO-OPERATIVE MERCANTILE INSTITUTION

 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The purpose of this section is to discuss and analyze the financial condition, liquidity and capital resources and results of operations of Zions Co-operative Mercantile Institution (the "Company" or "ZCMI"). This analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 30, 1999, as amended (the "1998 10-K").

         As previously reported, ZCMI and The May Department Stores Company ("May") have entered into a definitive Agreement and Plan of Merger, dated as of October 14, 1999 (the "Merger Agreement"). Pursuant to the Merger Agreement, MS Acquisition, Inc., a wholly owned subsidiary of May, shall merge (the "Merger") with and into ZCMI with ZCMI surviving the merger as a wholly owned subsidiary of May.

         The transactions contemplated by the Merger Agreement are subject to certain conditions, and the Merger Agreement is subject to approval by ZCMI's shareholders. A special meeting of the shareholders of ZCMI has been scheduled for December 30, 1999 to consider and vote upon a proposal to approve the Merger Agreement. If the Merger Agreement is approved, it is expected that the Merger would become effective at 11:59 p.m. (mountain time) on December 31, 1999. Please refer to the proxy statement/prospectus dated December 1, 1999 for more information on the merger.

 Overview
         The reconstruction of the major interstate highway ("I-15") in the Salt Lake Valley continued to have an adverse effect on the Company's operations during the nine months ended October 30, 1999. The Company believes the I-15 construction has accelerated the movement of customers to competing stores located away from the highway construction. In particular the I-15 construction has resulted in slower than anticipated sales at the Company's South Towne store in Sandy, Utah. The I-15 construction is expected to be completed in 2001.

         Construction of an addition to the Company's University Mall store in Orem, Utah also continued for most of the six month period ended July 31, 1999. This construction, which began in the fall of 1998, was required pursuant to the terms of an agreement among the Company, the developer of the mall and local government. The construction project was completed in June 1999. Prior to the construction project, the University Mall store was the Company's most profitable store. The construction project, however, adversely affected the profitability of the University Mall store during the nine months ended October 30, 1999. Sales at the University Mall store were also adversely affected by the development of two competing shopping malls.

         The University Mall building was sold by the Company and leased back in a transaction with Woodbury Corporation, the developer and owner of the University Mall. The purchase price of the building was $7.1 million. The profit on the sale was approximately $1.9 million and is being amortized over the life of the lease, which is 20 years. The lease included a provision of no lease payments through the first five years of the lease or until the store has annual sales of $42,500,000. This provision is accounted for by estimating rent on a straight line basis and recognizing the component as rent expense in the current fiscal period. The lease also included a provision for a payment of $75,000 per year until a major department store already committed opens in the mall. This payment is due during the fiscal year and will be recognized as income at the time of payment. A separate agreement related

                              -7-
 to incentives from Orem City stipulates the payment of approximately $20,000 per month until the major department store opening or ZCMI accumulates over $30 million in sales in the University Mall store. This payment is due each month and is recognized as income as the payment is received from Orem City. The lease also included a provision for payment of $2 million in August, 2001 from Woodbury Corporation for expansion in the building. This provision is accounted for by recognizing a reduction in rent expense.

 Liquidity and Capital Resources

         The Company's primary sources of liquidity are funds provided by operations, the leasing of buildings and fixtures owned by the Company, and bank borrowings.

 Credit Facility

         The Company has entered into a Loan Agreement (the "Loan Agreement"), dated April 15, 1999, with First Security Bank, N.A. ("FSB"), Zions First National Bank ("ZFNB") and certain other financial institutions party thereto. The Loan Agreement provides for a $53 million credit facility, which includes a $5 million revolving loan facility and a $5 million letter of credit facility. Borrowings under the Loan Agreement are secured by all of the Company's inventory and accounts. At October 30, 1999, approximately $49.0 million was outstanding under the Loan Agreement.

         The Loan Agreement consolidated the Company's prior credit facilities and modified certain terms of those facilities. In October, 1999, the Loan Agreement was modified as explained below to terminate on January 31, 2000.

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

                 Quarter Ending                 Amount of Loss

                    July 31                      $4.5 million

                    October 31                   $5.3 million

                    January 31                   $1.5 million

                    April 30                     $2.8 million

         For purposes of the Loan Agreement, working capital is defined as current assets less current liabilities and the outstanding principal balance under the Loan Agreement, whether classified as long-term liabilities or short-term liabilities. As previously reported, the Company was not in compliance with the working capital covenant based upon the Company's balance sheet at April 30, 1999. As previously reported, the Company was not in compliance with the three financial covenants contained in the Loan Agreement based on the Company's at July 31, 1999. On September 13, 1999, the Company requested and received a waiver letter (the "Waiver Letter") from FSB and ZFNB, as agents for the financial institutions party to the Loan Agreement (collectively, the "Lenders"). Pursuant to the Waiver Letter, the Lenders waived the Company's noncompliance with the financial covenants to October 31, 1999.

         On October 20, 1999, the Company entered into a Loan Agreement dated October 20, 1999 (the "Interim Loan Agreement") with ZFNB and FSB. The purpose of the Interim Loan Agreement is to provide ZCMI with additional working capital until the proposed merger between the Company and May can be completed. Pursuant to the Interim Loan Agreement, ZFNB and FSB have agreed to provide the Company with a term loan of up to $10 million, to be secured by a second priority security interest in the Company's accounts receivable and inventory. Amounts outstanding under the Interim Loan Agreement will bear interest at the rate of one-half percent (0.5%) above ZFNB's prime rate and are payable on a monthly basis commencing November 1, 1999. The aggregate principal balance outstanding under the Interim Loan Agreement, together with accrued and unpaid interest, will be due and payable on January 31, 2000.

         In connection with the execution of the Interim Loan Agreement, the Company obtained the consent of the Lenders under the Company's existing $53 million Loan Agreement. In order to obtain the consent of the Lenders to the Interim Loan Agreement, the Company, FSB and ZFNB have agreed that (i) the financing under the Interim Loan Agreement will be provided on a last-in-last-out basis, (ii) no principal will be paid to ZFNB and FSB pursuant to the Interim Loan Agreement until all obligations under the $53 Million Loan Agreement are fully satisfied, and (iii) neither ZFNB nor FSB will enforce any rights or remedies available under the Interim Loan Agreement, including foreclosure of security interests, until all obligations under the $53 Million Loan Agreement are fully satisfied. The Lenders also agreed to waive the Company's noncompliance with the financial covenants contained in the $53 million Loan Agreement through January 31, 2000. Outstanding borrowings under the Interim Loan Agreement at October 30, 1999 were approximately $5 million.

 Net Cash Provided by Operating Activities

         Net cash used by operating activities was $1.2 million for the nine months ended October 30, 1999, an increase of $0.6 million from the corresponding period of 1998. The decrease was due primarily to a higher net loss for the 1999 period.

 Net Cash Used in Investing Activities

         Net cash used in investing activities was $3.2 million for the nine months ended October 30, 1999, an increase of $1.5 million from the corresponding period of 1998. The net cash used in investing activities for the 1999 period reflects increased investments in property, plant and equipment relating primarily to the University Mall store construction. The Company currently estimates capital expenditures of $200,000 for the remainder of the current fiscal year, consisting of normal equipment and fixture replacement.

 Net Cash Provided by Financing Activities

         Net cash provided by financing activities was $3.7 million for the nine months ended October 30, 1999, an increase of $2.3 million from the corresponding period of 1998. The increase reflects an increase in borrowings for the 1999 period.

 Liquidity

         As of October 30, 1999, the Company had $6.8 million of working capital and approximately $9.0 million available for borrowing under the Loan Agreement, approximately $4 million of which was issued as letters of credit. As of October 30, 1999, the debt under the Loan Agreement bore interest at a weighted average rate of 9.5%.

         The Company's quick and current ratios were 0.5 and 1.1, respectively, at October 30, 1999 compared to 1.3 and 3.3 at October 31, 1998. Accordingly, the Company's liquidity has been substantially reduced. The decrease in these ratios is due in part to the reclassifying of borrowings under the Loan Agreement from long-term to short-term as a result of the Company's noncompliance with the financial covenants under the Loan Agreement.

         The timing of cash flows during the holiday shopping season can have a significant impact on the Company's liquidity. The Company believes that cash flows from operations and available borrowings under the Loan Agreement should be sufficient to finance current operations and provide for planned capital expenditures until the proposed merger with May can be completed.

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

                                                   PERCENT OF NET SALES

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                     Oct. 30,    Oct. 31,  Oct. 30,  Oct. 31,
                                       1999        1998      1999      1998

        Net Sales                     100.0%      100.0%    100.0%    100.0%
        Other Income, net               2.2         2.4       2.4       2.6
                                      102.2       102.4     102.4     102.6

        Costs and expenses:
         Costs of Merchandise Sold     70.6        70.3      69.7      70.1
         Selling, general & admin.     35.2        36.9      36.5      35.5
         Income (Loss) from oper.      (3.6)       (4.8)     (3.7)     (3.0)
        Interest expense, net          (4.5)       (2.9)     (3.4)     (2.9)
        Net Loss                       (8.2)       (7.7)     (7.1)     (5.9)


    Net sales decreased by 4.6% for the third quarter of 1999 compared to the third quarter of fiscal 1998. Net sales decreased by 7.0% for the nine months ended October 30, 1999 compared to the third quarter of fiscal 1998. The decrease for the three and nine month periods was due primarily to the impact of the I-15 construction and construction at the Company's University Mall store.

    As a percentage of sales, cost of goods sold remained steady at 70.6% for the three months ended October 31, 1999 compared to the same quarter of fiscal 1998. Cost of goods sold decreased to 69.7% of net sales for the nine months ended October 30, 1999 compared to 70.1% for the third quarter of fiscal 1998. The decrease in cost of goods sold for the three and nine month periods primarily reflects decreases in markdowns for these periods. The decrease in markdowns was primarily the result of a decrease in inventory and better buying controls.

    Selling, general and administrative expenses, as a percentage of net sales, decreased to 35.2% for the three months ended October 30, 1999 compared to 35.3% of net sales for the third quarter of fiscal 1998. Selling, general and administrative expenses increased to 36.5% of net sales for the nine months ended October 30, 1999 compared to 34.8% for the same period of fiscal 1998. Although selling, general and administrative expenses were lower for both periods compared to 1998, selling, general and administrative expenses increased substantially as a percentage of net sales due to lower sales levels.

    During the first half of fiscal 1999, separation and release agreements were offered to certain employees of the Company at the stores and the Company's service center. Expenses associated with these agreements were partially offset by lower pension expenses and reductions of corporate promotional discounts.

    During the third quarter of fiscal 1999, the Company incurred costs associated with the proposed merger of approximately $665,000 which included fees for investment bankers and attorneys fees.

    Interest income decreased for the three and nine month periods ended October 30, 1999 as a result of decreased accounts receivable. The decrease in accounts receivable is due largely to reduced sales volumes.

 Year 2000 Issues

    The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. System failures or miscalculations could result from programs recognizing dates using "00" as the year 1900 rather than the year 2000. During fiscal 1997 and 1998, ZCMI has tested various programs and has communicated with major suppliers to determine the extent that this issue will affect the Company's operations. ZCMI has determined that the extent of the effect on the Company is minimal, due to the recent conversion in computer hardware to the AS/400 system and the total rewrite of programs at that time. At the present time, all major systems are substantially completed. There are numerous systems involved in this issue, however, and ZCMI has numerous suppliers which interface with systems in use. Projects converting any remaining problems with older software or outside purchased equipment, as well as POS terminal programs and all other types of equipment which may be affected, have been completed. The costs of these conversions were expensed during the normal course of business and were not material. Contingency plans are in place for critical systems and are not anticipated to be needed.

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


                              -11-
 Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

 Item 3. Defaults Upon Senior Securities.

         Based upon the Company's balance sheet at October 30, 1999, the Company was not in compliance with the three financial covenants contained in its Loan Agreement. The Company's noncompliance with these financial covenants constitutes an event of default under the Loan Agreement. The Lenders under the Loan Agreement have waived the Company's noncompliance with the financial covenants to January 31, 2000. The Loan Agreement, and the financial covenants are described above under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Credit Facility" and such discussion is hereby incorporated by reference.

 Item 6. Exhibits and Reports on Form 8-K.

         (A)  The following exhibits are filed with this report.

              27   Financial Data Schedule

         (B) A Current Report on Form 8-K was filed on October 27, 1999 to report the merger agreement and the interim loan agreement. A Current Report on Form 8-K was filed on December 2, 1999 to report a change in control in connection with the merger.

                                                           Form 10-Q







                           SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                  ZIONS CO-OPERATIVE MERCANTILE INSTITUTION



 Date:December 14, 1999     Keith C. Saunders
                                                 Keith C. Saunders,
                                                 Executive Vice
 President - CFO